Form 10-K
period 1996-12-31
ETC TRANSACTION CORP
filed 1997-04-01
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                           Commission File No. 221355

                       ELECTRONIC TRANSMISSION CORPORATION

                 (Name of Small Business Issuer in Its Charter)


         Delaware                                        75-2578619
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                       5025 Arapaho Road, Suite 501 75248
                            Dallas, Texas (Zip Code)
                    (Address of Principal Executive Offices)

         Issuer's Telephone Number, Including Area Code: (972) 980-0900


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)
                   Preferred Stock, $1.00 par value per share
                                (Title of Class)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its fiscal year ended on December 31, 1996 were $935,449.

     As of March 24, 1997, 10,949,146 shares of the issuer's Common Stock and -0- shares of the issuer's Preferred Stock were outstanding, respectively.

                       Documents Incorporated By Reference

     No documents, other than certain exhibits, have been incorporated by reference in this report.

ITEM 1.           DESCRIPTION OF BUSINESS.

Business Information Concerning Electronic Transmission Corporation

     Generally. Electronic Transmission Corporation ("ETC"), a Delaware corporation, is the survivor of a merger of Electronic Transmission Corporation, a Texas corporation ("ETC-Texas"), into ETC Transaction Corporation, a Delaware corporation (originally incorporated in the Province of Alberta, Canada), ("ETC-Canada") in the first quarter of 1997. ETC-Texas and ETC-Canada jointly filed a Registration Statement on Form S-4 with the Securities and Exchange Commission which was declared effective as of January 7, 1997 to register the shares of stock issuable to the shareholders of ETC-Texas under the terms of the Merger Agreement, subject to approval of said merger by the shareholders of the respective companies. On January 31, 1997, ETC-Texas shareholders approved the merger as set out in the S-4. On February 11, 1997, the shareholders of ETC-Canada approved the merger as set out in the S-4. ETC Transaction Corporation, the surviving corporation, then continued into Delaware and changed its name to Electronic Transmission Corporation, with the shareholders of ETC-Texas receiving 1.25 shares of ETC for every one share of ETC-Texas outstanding as of the time of the merger. The business operations of ETC-Texas were assumed by ETC following the merger.

     Claims Automation. The primary business of ETC is that of providing automated processing services of health care claims for (i) self-insured companies that administer their own health care plans and pay their own medical claims, (ii) TPAs that administer health care plans and pay medical claims for self-insured companies, (iii) PPOs, and (iv) other managed care organizations that offer discounts on medical claims and who reprice those claims to reflect discounts offered by providers to payors. ETC processes more than one million claims per year for clients, the majority of which are generated by a self-insured employer. Utilizing its existing work flow process and imaging technology, ETC processes standardized claim and plan enrollment forms by scanning these forms at the client's facilities, with the scanned data being transmitted to ETC' imaging center. Once received at ETC' imaging center, the data is processed using an optical character recognition process. ETC then extracts all available data from the scanned claim form, manually reviews each claim, and transmits the claim to the respective payor for adjudication and payment.

     Contracting for Discounts. Health care providers may contract with various managed care organizations, and those contracts may limit the amount that providers may charge for a particular service. ETC utilizes provider information directly from the medical claim in order to contact either the managed care organization or a provider directly to secure a discount for medical services for the benefit of self-insured clients.

     Repricing. Many PPOs cannot receive or send medical claims electronically despite the fact that electronic transmission is required by an increasing number of payors. ETC provides electronic processing and repricing to these organizations on a contract basis.

     Growth Strategy. ETC intends to grow by consolidating its position in its existing market by expanding its base of self-insured, TPA and PPO clients. The objective of ETC is to become the dominant provider of electronic medical claims processing services. ETC intends to implement its strategy in the following manner:

     o    Internal  Market  Development.  The majority of ETC's growth is driven from its claims automation processing activities. ETC's internal growth initiatives consist of marketing its existing claims automation, contracting for discounts and repricing services to self-insured, TPA and PPO clients. ETC's relationships with existing clients in various geographic regions allow it to engage additional clients through referrals generated from its client base. ETC hopes to utilize the interrelationships between various self-insured companies, TPAs and PPOs for the purpose of enhancing its reputation in the marketplace and in turn increasing its client base through referrals within medical claims payor networks.

     o Long-Term Customer Contracts. ETC typically enters into 90-day service provider agreements which are cancelable by either the client or ETC at any time. During this 90-day period, ETC evaluates the needs of the client, develops a tailored claims processing system and initiates claims processing procedures for the client's analysis. Upon expiration of the 90-day period, ETC will enter into a long-term agreement, generally for a term of two years, under the terms of which ETC will provide claims automation processing services to the client on a per-claim processed fee basis.

          ETC intends to utilize the 90-day review process, which is risk free to the client, as a proving ground for its services thereby allowing it to enter into more lucrative long-term provider contracts. ETC believes that long-term contracts provide benefits to both itself and its clients. Clients are able to realize the cost savings associated with the processing of medical claims through an electronic medium, while long-term contracts add stability to ETC's revenue base and may deter potential competition. After the expiration of the initial term of a long-term contract, the term of the contract continues in effect until either ETC or the client notifies the other of its desire to terminate. To date, ETC has only entered into a long-term contract with Wal-Mart.

     o    Superior Customer Service.  ETC seeks to differentiate  itself through its attention to client service. Clients receive the necessary training in implementing the automated claims processing system and have the ability to consult with an ETC representative via a help line which is operational during normal business hours. ETC responds to service calls on a timely basis and the experience level of its personnel aids in the resolution of clients' concerns. Recognizing the public visibility of its clients, ETC carefully maintains the professional image of its employees.

     o Rapid Installation and Enhanced Processing Capability. ETC installs claims processing equipment, including computer, telecommunications and scanning equipment, for use at the client's facility. Once the contractual relationship is entered into, it is ETC's intention to initiate claims processing services within 20 days of the date that an agreement is reached. ETC believes its ability to rapidly install a processing system at a client's location with minimal disruption gives it a significant advantage in the marketplace. ETC intends to enhance its claims processing capabilities by increasing its number of scanners and retaining the services of additional claims processors, both of which will afford ETC the capability of increasing the volume of claims processed while reducing the time involved in doing so.

     o Expanded Automated Enrollment. One of the most time-consuming parts of initiating claims automation services for a new client is that of acquiring "Eligibility Data," which consists of all of the enrollment data gathered at the time the insured person makes application for medical coverage. ETC has developed an enrollment form which when filled out can be scanned and processed in much the same way medical claim forms are processed for the insurer. The result is that enrollment forms can be processed daily as they are received, with the data extracted from the forms being used by ETC in claims processing. ETC intends to utilize the availability of this form of enrollment to market its services to potential clients.

     o Expanded Repricing or Discounting of Medical Claims for PPOs. ETC developed its own electronic medical claim repricing system which is now used to do the work of repricing for PPO networks that do not have Electronic Data Interchange ("EDI") capabilities. With the agreement of the PPO networks the data used to reprice or discount the medical claims is provided to ETC and the repricing or discounting procedures are completed as a part of the existing claims automation services offered by ETC. While PPOs are the main focus of this service, the new entities that are forming in the medical community such as independent professional associations ("IPAs"), physician hospital organizations ("PHOs") and even some health maintenance organizations ("HMOs") are offering products that resemble those offered by PPOs and they have the same need to automate the repricing or discounting procedures and are potential clients for this service.

     o Providing Repricing or Discounting of Medical Claims for Payors. ETC has developed a value added service to the claims automation service which will allow ETC to become actively involved with acquiring discounts on medical claims for its existing clients as well as for all new clients. This new service offers discounts on many medical claims which have heretofore not been covered by traditional PPO arrangements. Traditionally, PPOs have offered significant discounts on services from their provider members, but fail to provide discounts on other claims because patients tend to see their physician of choice regardless of whether they are members of the particular PPO utilized by the primary insurer. With the information on medical providers which PPO networks are affiliated with, ETC has been able to direct its payor clients where to go for the best source of discounts from medical providers being used by the insured individuals. ETC has now contracted with several networks to lease access to the provider members for a fee and this service is resold to the payor clients of ETC. ETC is paid a percentage of the total discounts delivered to the insurer which the insurer would otherwise not have been able to access.

     o Workers' Compensation Automation Service. During the development of the work flow process by ETC, a common request by potential clients was the automation of the process for handling workers' compensation claims. The process in almost all cases has heretofore been done manually. The terminology of this business segment is completely different from healthcare as are the procedures for seeking treatment. However, most of the claims (called bills for workers' compensation) are the same claim forms used by medical providers for healthcare. As with healthcare claims, the problems with workers' compensation is the use of manual data entry to process the forms. As ETC had already developed a system for automated data entry, ETC may link the automation work flow process to an existing system for processing workers' compensation claims.

     Clients and Marketing. ETC markets its processing services primarily to self-insured health plans, TPAs and PPOs. ETC generally enters into 90-day service provider agreements, which are cancelable either by the client or ETC at any time. During the 90-day period, ETC evaluates the needs of the client, develops a tailored claims processing system and initiates claims processing procedures for the client's analysis. Following the 90-day period, long-term service contracts are entered into. The long-term agreements are generally for a period of two years and detail the services to be provided for the benefit of the client.

     On March 5, 1996, ETC and Wal-Mart entered into an Agreement for Processing Medical Claims on a Temporary Basis (the "Wal-Mart Agreement") pursuant to which ETC was retained to evaluate the manner in which Wal-Mart processed its medical claims and to implement an electronic claims processing system for claims generated from medical services provided to Wal-Mart employees. Under the terms of the Wal-Mart Agreement, ETC installed all necessary equipment on-site to scan all machine-printed medical claim forms submitted by health care providers who rendered services for the benefit of Wal-Mart employees. ETC has trained Wal-Mart employees in scanning the machine-printed medical claims for the purpose of transmitting an effective image to ETC for processing. As of December 31, 1996, ETC electronically processed approximately 611,250 medical claims for the benefit of Wal-Mart, resulting in revenues to ETC of approximately $596,754. Revenues generated from the Wal-Mart Agreement represent approximately 64% of ETC revenues as of December 31, 1996. ETC has entered into an Agreement for Processing and Repricing Medical Claims with Wal-Mart (the "Long-Term Wal-Mart Agreement"), effective September 1, 1996. Under the terms of the Long-Term Wal-Mart Agreement, ETC has agreed to provide electronic medical claims processing and repricing services for Wal-Mart under the terms and conditions set forth therein for a term of two years from the effective date. ETC will receive $1.00 per claim processed for the first 50,000 claims processed in a given month, which amount will be reduced by $.10 for every additional 50,000 claims processed in that month. Once 150,000 claims have been processed in a given month, ETC will receive $.75 per additional claim processed during said month.

     ETC utilizes direct marketing efforts to solicit new clients and retain the business of existing clients. ETC's marketing department consists of two employees who focus on identifying and preparing presentations for the benefit of self-insured companies, TPAs and PPOs. The efforts of ETC's marketing staff are supplemented by ETC's executive officers. Also, ETC relies upon referrals within the network of medical claims payors to expand its client base. ETC does not anticipate that it will be required to expand its marketing efforts beyond the strategies currently in place in order to achieve a client base necessary to attain profitability.

     Regulatory Matters. ETC is not subject to any direct federal or state government regulation because of the nature of its business. There can be no assurance that federal or state authorities will not in the future impose restrictions on its activities that might adversely effect the Corporation's business. The failure by the Corporation to obtain or retain any applicable licenses, certifications or operational approvals could adversely effect its existing operations and professional performance. There can be no assurance that in the future the Corporation will be able to acquire all the necessary licenses, permits or approvals, if any, necessary to conduct its business or that the costs associated with complying with laws and regulations affecting its business will not have a materially adverse effect on the Corporation.

     Competition. The medical claims processing industry is intensely competitive and is characterized by providers of electronic claims automation and paper claims processing services. There are also participants in the industry which provide contracting for discount and repricing services for the benefit of participants in the market currently served by ETC. ETC competition in the market for electronic claims processing, contracting for discount and repricing services is primarily derived from certain insurance companies or other TPAs and management services organizations which are substantially larger than ETC with much greater financial and technical resources and longer operating histories than ETC. ETC also believes that its processing methodology is easily duplicated. However, management of ETC believes that ETC's competitors, while each provides only segments of the services offered by ETC, do not offer the interconnected array of services provided by ETC. ETC believes that it possesses a competitive advantage by offering its claims automation, contracting for discounts and repricing services in a format that connects payors, payees and service providers. The service methodology of ETC will allow it to compete against more established companies with much greater financial and technical resources. However, there is no barrier which would prohibit ETC's competitors from modifying their current services to emulate those offered by ETC. In addition, ETC may face substantial competition from new entrants into the electronic claims processing industry. ETC's ability to compete successfully with current and potential competitors will depend to a significant extent on its ability to continue developing processing methodologies which are superior to its competitors and to adapt to changes in the marketplace. ETC believes it will be able to do so by developing its current clients and using their recommendations to engage additional clients in order to compete effectively despite ETC's current financial condition.

     Leased Employees. Since January 1, 1996, ETC has been a party to a Staff Leasing Services Agreement with Network Employers Group, Inc. ("Network"). The Staff Leasing Services Agreement, with the consent of Network, which is not expected to be denied, will be assigned to and assumed by the Surviving Corporation upon completion of the Merger. Under such agreement, all personnel working for ETC, including its executive officers (totaling 67 persons as of December 31, 1996), are actually employed by Network and "leased" to ETC. Under such contract, the "leased" employees perform services for ETC in a manner substantially identical to being directly employed by ETC; however, Network is their actual employer and provides such employees with their medical, unemployment, worker's compensation and liability insurance through group insurance plans maintained by Network for ETC and other clients of Network. More specifically, ETC pays Network's service fees, for each payroll period, based upon gross payroll and a fee rate percentage. Pursuant to the terms of the contract, the cost of the aforesaid insurance as well as the payroll obligations for the leased employees is funded by ETC to Network, and Network is required to then apply such proceeds to cover the payroll and administrative costs of the employees. Although Network is required to provide the insurance coverage outlined above, ETC must keep in force comprehensive general liability insurance (including products/completed operations coverage) and comprehensive automobile liability insurance.

     The agreement may be terminated by either party by giving 30 days prior written notice to the non- terminating party. As of December 31, 1996, ETC-Texas had 56 full-time employees and 11 part-time employees.

ITEM 2.           DESCRIPTION OF PROPERTY.

     Properties. ETC-Texas owns no real property. ETC-Texas' principal executive office is located in a 12,176 square foot office space facility in Dallas, Texas. The lease (the "Lease") for the ETC-Texas' offices expires September 30, 2001 and provides for monthly rental payments of $15,662. The Lease, as amended, has been assumed by the Surviving Corporation.

ITEM 3.           LEGAL PROCEEDINGS.

     Legal Proceedings. ETC is not currently a party to any litigation. Should ETC become a party to any litigation pursuant to which ETC would be required to pay damages, the payment of such damage award may have a material adverse effect upon ETC's financial condition and results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no public trading market at this time for the common or preferred stock. The Company is awaiting approval of its application to have its common stock quoted on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There are approximately 450 holders of record of the common stock. No cash dividends have been declared and there are no restrictions that would limit ETC's ability to pay dividends now or in the future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

ETC Transaction Corporation (The Company)

     The Company was an inactive Canadian based public company previously listed on the ASE. The Company received a Going Concern audit opinion for the years ended December 31, 1996 and 1995. The Company plans to overcome its financial difficulties through its merger with ETC-Texas. In June 1996, the Company raised $779,575 through a private offering of its Common Stock. Proceeds of the offering were loaned to ETC-Texas. The Company was inactive and had minimal cash needs. The major focus of the Company during the last two years has been to merge with a commercially viable private company in exchange for the additional liquidity and financing opportunities that are available in the public markets. As of December 31, 1996, the Company had no assets, other than its rights under an unsecured promissory note in the principal amount of $779,575 executed in favor of the Company by ETC-Texas, and had no continuing operations during fiscal 1995. Substantially all of management's efforts during fiscal 1995 and during the first quarter of fiscal 1996 were directed toward identifying a suitable merger candidate, preparing for such merger and obtaining capital through the issuance of equity securities to pay the legal, accounting and other expenses associated with such merger. As a result of the contemplated merger with ETC-Texas, the Company continued out of Canada and domesticated into the State of Delaware.

     The Company, in 1991 and 1992, issued $605,000 in convertible debentures. The proceeds of these offerings were used to fund costs and expenses incurred in identifying and negotiating acquisition or merger transactions with privately-held entities and for working capital. The Company did identify and conduct preliminary negotiations with two entities during 1993 and 1994. As a result of the Company's inability to consummate an acquisition or merger transaction, the debentures went into default. In April 1996, the Company issued 552,500 shares of Company Common Stock to the debenture holders in satisfaction of $552,500 of debt. Also in April 1996, the Company issued 284,928 shares of Company Common Stock in satisfaction of loans to the Company primarily from L. Cade Havard and certain non-affiliated parties. Mr. Havard, the Chairman of the Board and Chief Executive Officer of the Company and the Chairman of the Board, President and Chief Executive Officer of ETC-Texas, received 201,112 shares of Company Common Stock as a result of this debt to equity conversion.

     In connection with the proposed merger, the Company, on March 21, 1996, changed its name from Solo Petroleums Ltd. to ETC Transaction Corporation. Also, on March 21, 1996, the shareholders of the Company approved a one-for-five consolidation of capital of the outstanding shares of the Company Common Stock.

     On June 5, 1996, the Company consummated a private offering of Company Common Stock pursuant to which the Company issued 519,717 shares of Company Common Stock at a per share price of $1.50 for aggregate proceeds of $779,575. The proceeds of this offering were loaned to ETC-Texas to fund (i) its business operations, (ii) costs associated with the Merger, including legal, accounting and related proxy statement preparation costs, and (iii) for general working capital. As a result of the Merger, the loan has been forgiven.

     Since the Company has no significant assets and has been relatively inactive during the past two years, management of the Company does not believe that a discussion of the Company's financial condition and results of operations would be relevant.

Development Stage Activities

     ETC-Texas, founded December 22, 1994, is engaged in the business of electronic collection, manipulation and transmission of health care claims information. ETC-Texas' primary customers are self-insured companies that administer and pay their own claims, TPAs that assist self-insured companies, PPOs and certain managed care organizations. ETC-Texas has not generated sufficient revenues during its limited operating history to repay its outstanding indebtedness, pay its existing trade accounts or fund its ongoing operating expenses or service development activities. ETC-Texas received a Going Concern audit opinion for the fiscal years ended December 31, 1996 and 1995. ETC, as the survivor of the merger between ETC-Canada and ETC-Texas, plans to alleviate its current financial problems through private offerings of debt or equity securities, borrowings and increased revenues from operations. ETC-Texas has historically been able to raise capital through the private sales of its common stock. At December 31, 1996, ETC-Texas had cash and cash equivalents of approximately $50,125, and a working capital deficit of approximately $307,329. Management believes that cash, working capital and available credit facilities are sufficient to fund operations of ETC through the close of its fiscal year ending December 31, 1997. During the first quarter of fiscal 1996, ETC-Texas completed development of its operating systems. Significant additional research and development expenditures are not anticipated at this time. ETC, through the assumption of the business operations of ETC-Texas, currently provides three specific types of services to its clients:

          Automation services for health care claims for self-insured companies. Self-insured companies typically employ an in-house staff or TPA that manually processes medical claim forms. ETC assists companies in automating this process. Through ETC's systems and processes, claim forms are scanned at the client's location, then electronically captured, sent to any applicable managed care organization for repricing, and returned to the payor in an acceptable format for evaluation and payment. As a result, claims are paid faster, a greater degree of control over data integrity is maintained, and the customers' in-house claims processing costs are dramatically reduced.

          Locating and contracting for discounts from medical providers. Health care providers may contract with various managed care organizations, and those contracts may limit the amount that providers may charge for a particular service. ETC utilizes provider information directly to secure a discount for medical services. The cost savings realized further reduces costs to ETC self-insured customers.

          Processing medical claims on behalf of PPOs that are not automated. Many PPOs cannot receive or send medical claims electronically despite the fact that electronic transmission is required by an increasing number of payors. ETC provides electronic processing to these organizations on a contract basis. This service is currently provided to and paid for entirely by the PPO networks.

     At December 31, 1996, ETC-Texas had seventeen clients. The market includes self-insured companies, their TPAs and the managed care organizations that serve them. ETC-Texas expended considerable effort and resources, including operating briefly as a TPA and hiring personnel with extensive experience in paying medical claims, to develop its current work flow process. Additional resources were devoted to (i) defining the exact services that were needed by the market segment and (ii) developing, testing and ultimately implementing these services. While expensive and time consuming, these activities serve as the basis on which the business of ETC will operate. As ETC expands its customer base, additional computer equipment and personnel will be required. Additional personnel and equipment will be added as needed to service new customers, which may contribute to increased revenues. Such expansion will be funded by (i) the revenues derived from operations, and (ii) ETC's $500,000 line of credit from Ironwood. ETC also has an agreement with Ironwood, under which Ironwood will fund capital equipment expenditures.

     ETC believes that the merger will have a positive effect on its liquidity and capital resources. The merger provides ETC with greater capital resources and liquidity through the availability of public markets and financing opportunities; however, its results of operations will be only marginally improved as the Company had no significant operations. ETC has continued to expand its client base by adding new claims automation and repricing clients, including a 90-day agreement with Champion International.

Results of Operations of ETC-Texas

     For the Twelve Months Ended December 31, 1995. For the twelve months ended December 31, 1995, the results of the operations were significant in that ETC-Texas determined the types of clients to pursue and the nature of processing services to be provided. The development of the work flow process was virtually completed and tested to determine its ultimate feasibility. A comprehensive marketing effort was begun in the last quarter of fiscal 1995. Management secured its first substantial clients and began the process of implementing its system for commercial use. Although no revenues were generated from the electronic transmission of data, the process of handling claims information was established.

     Revenues and Cost of Revenues -- 1995. Revenues earned during the year ended December 31, 1995 were $66,612, resulting primarily from the sale of ETC-Texas' Automated Medical Practice Solution ("AMPS") system and from electronic claims processing for military clients. ETC-Texas ceased sales of its AMPS system on December 31, 1995 due to the fact that a viable market never developed for the product. During fiscal 1995, management activity was focused on programming, research and development, and staffing.

     The work flow process methodology was completed in the first quarter of fiscal 1996, and the first clients to use this service on a commercial basis were engaged. The first commercial operation utilizing the developed system began operation in April 1996. Despite the extended development period, ETC-Texas believed it was important to bring to market a service that was fully functional. Also, management recognized that much of ETC-Texas' potential market consisted of larger, more established companies, and that success and credibility would be largely determined by the reliability of ETC-Texas' systems and processes. ETC-Texas has not encountered significant technical or procedural problems in any area of its claims processing operation since implementation of its work flow process.

     Direct expenses incurred for services provided during the development stage in fiscal 1995 were $40,764 or 61% of total revenues for the period. In addition to minimal revenues, ETC-Texas' lack of operating history resulted in a reluctance by vendors to extend any credit to ETC-Texas and any credit that was offered was on unfavorable terms. With the lack of adequate trade credit to build its business, ETC-Texas relied on its ability to generate additional capital through the issuance of debt and/or equity securities to fund the operating expenses of the business.

For the Year Ended December 31,1996 Compared to the Year Ended December 31, 1995

     During the year ended December 31, 1995, ETC-Texas was still a development stage enterprise. Revenues were $66,612 and net loss was $1,093,329. As
ETC-Texas had not begun its ongoing operations, a detailed discussion of comparative results of operations is not meaningful.

     Revenues for the year ended December 31, 1996 were $935,449 and net loss was $2,470,684. Principal expenses were personnel costs of approximately $1,254,094, and legal and professional expenses of approximately $693,541. Legal and professional expenses are primarily related to expenses incurred in seeking and identifying suitable merger candidates, general corporate matters, preparation of the Merger Agreement and related documents, the audit, accounting and legal fees for the preparation of this Proxy Statement/Prospectus.

     During March 1996, ETC-Texas entered into an agreement to provide medical claims processing for Wal-Mart. For the year ended December 31, 1996, revenues produced by the agreement were approximately $596,754 or approximately 64% of revenues. ETC-Texas has entered into the Long-Term Wal-Mart Agreement, effective September 1, 1996, which agreement has been assigned to and assumed by ETC. Under the terms of the Long-Term Wal-Mart Agreement, ETC-Texas agreed to provide electronic medical claims processing and repricing services for Wal-Mart under the terms and conditions set forth therein for a term of two years from the effective date. ETC-Texas will receive $1.00 per claim processed for the first 50,000 claims processed in a given month, which amount will be reduced by $.10 for every additional 50,000 claims processed in that month. Once 150,000 claims have been processed in a given month, ETC-Texas will receive $.75 per additional claim processed during said month. Loss of the Long-Term Wal-Mart Agreement would have a materially adverse effect on ETC's results of operations, and may require ETC to temporarily reduce staff, curtail operations and delay expansion plans.

Operating Expenses

     Start-up costs in fiscal 1995 consisted of $424,301 in employee costs and benefits, $245,526 in general and administrative expenses, and $37,613, $39,000 and $144,717 in legal, marketing and general consulting fees, respectively. Travel and entertainment costs were $71,469 and costs incurred in financing the reorganization and restructuring of the Company were $23,281. Research and development expenses in fiscal 1995 primarily consisted of $97,171 in programming personnel and benefits, $47,525 in professional computer fees and $35,135 from an investment in a TPA.

     Direct costs in fiscal 1996 consisted primarily of $324,366 in data entry personnel costs, $151,383 in OCR costs and $28,469 in electronic data line costs. Start-up costs for the year ended December 31, 1996 were comprised of $698,884 in employee costs and benefits, $845,483 in general and administrative and $614,816 in professional fees that were incurred in financing efforts and in preparation and filing of the S-4 Registration Statement. Research and development expenses in fiscal 1996 consisted of $562,272.00 in programming personnel and benefits and $39,414 in professional computer fees. Management believes that it has been able to manage the relationship between cost and revenues during fiscal 1996 with income increasing at a much faster rate than expenses given the implementation of claims processing services.

Net Loss

     ETC-Texas incurred a net loss of $1,093,329 and $2,470,684 for the fiscal years ended December 31, 1995 and 1996, respectively. ETC expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

     At December 31, 1996, ETC-Texas had cash and cash equivalents of approximately $50,125, and a working capital deficit of approximately $307,329. Additionally, ETC-Texas has a $500,000 line of credit available from Ironwood under which no borrowings were outstanding at December 31, 1996. Under the terms of the line of credit arrangement, ETC-Texas and now ETC may draw from the line up to 80% of its accounts receivable that are under 65 days due. As security for borrowings against the line of credit, ETC-Texas was required to pledge shares of ETC-Texas Common Stock based upon a ratio whereby for every dollar borrowed ETC-Texas would pledge that number of shares of ETC-Texas Common Stock having two dollars worth of value. Upon consummation of the Merger, ETC will be required to pay a loan origination fee in an amount equal to 10% of Ironwood's exposure under the line of credit. Management believes that cash, working capital and available credit facilities are sufficient to fund operations through the twelve-month period ending December 31, 1997. ETC-Texas has funded its initial capital needs and operations largely with funds provided by private debt and equity financing. For the fiscal year ended December 31, 1995, ETC-Texas issued an aggregate of $120,000 principal amount of debentures bearing interest at 12%. At various times throughout fiscal 1995, holders of $120,000 of debentures accepted ETC-Texas' offer to convert such debentures into shares of ETC-Texas Common Stock at a conversion rate of one share of common stock for each $1.25 of principal. All debentures were converted into a total of 96,000 shares of ETC-Texas Common Stock. This conversion allowed management to operate ETC-Texas without debt, which management believes was essential to the success of the venture. Management's decision to eliminate debt and to operate by increasing capital was necessary due to the sporadic nature and overall lack of revenue generated by ETC-Texas.

     During fiscal 1995, ETC-Texas paid $210,000 and issued 3,965,100 shares of ETC-Texas Common Stock in exchange for certain assets related to Sterling National Corporation's ("Sterling") electronic medical claims processing business, which was developed by Sterling as a segment of its overall business operations. ETC-Texas acquired from Sterling certain software used in Sterling's efforts to file medical claims electronically for physicians and medical facilities. The software used was purchased by Sterling from an independent software company. Upon its acquisition by ETC-Texas, the software was materially altered to the extent that ETC-Texas effectively designed and developed its own software program for use in its current operations. The only similarity between the two software programs is that both are designed for the medical claims business. However, the type of software, the intended use, the clients served, the workflow process requirements, the storage, archival and retrieval of data or images and the hardware required to operate the software distinguish ETC's current software from the software purchased from Sterling.

     During 1995, ETC-Texas raised $1,335,098 by issuing 2,077,110 shares of ETC-Texas Common Stock to private investors. Also during this period, ETC-Texas issued an aggregate of 20,000 shares of ETC-Texas Common Stock for a sum total of $37,925 representing payment for services to a former employee of ETC-Texas valued at $4,000 and furniture and office equipment valued at $33,925. For the year ended December 31, 1996, ETC-Texas raised $718,989 by issuing 732,766 shares of ETC-Texas Common Stock. An aggregate of 262,625 shares were issued for a total of $262,625 representing payment for services rendered. All of the offering proceeds were used to fund capital expenditures, research and development and general start-up costs.

     ETC-Texas has incurred losses from operations since its inception. At present, ETC-Texas is able to meet its funding needs as a result of borrowings available under the line of credit and from revenues generated from current operations. The ability of ETC-Texas to fund future costs associated with its operations is dependent upon its ability to increase revenues from operations and to raise additional capital through private offerings of ETC-Texas securities. ETC-Texas may require capital principally for the enhancement of its existing services and to fund its marketing efforts to existing and prospective clients.

     The availability of future sources of external capital are not known. Internal sources of capital are limited to the line of credit, successfully achieving profitable operations in future periods, or raising additional contributions of capital from shareholders and private investors.

     ETC believes it has sufficient operating capital for fiscal 1997 to operate the business without constraint. However, the capital on hand does not allow for expenditures deemed necessary for ETC to keep pace with its expansion plans. The plans for expansion include adding an additional five clients by the end of the year and expanding the office facilities to accommodate the growth which will be encountered with the addition of the new clients. Other plans are to expand the scope of services offered and the market segments to which the existing services are offered. ETC will expand its service for acquiring discounts on medical claims by entering into joint venture or revenue sharing agreements with existing PPO networks. Also, ETC intends to expand its services for medical claims to the workers' compensation segment of the market. This will be facilitated by first automating its Workers Compensation Bill Audit Review service and then offering these automated services to ETC's existing client base which have already expressed an interest in utilizing the new services. ETC may also seek to expand its business through acquisitions. The goal of management in such cases will be to make prudent decisions before embarking on any acquisition and to negotiate agreements which will insure that any acquisition candidate will be financially self-sufficient in minimal time so as to not be a drain on the assets of ETC. Management will also evaluate in any such cases the ability to develop a product, service or block of business before attempting an acquisition. ETC has no commitment, understanding or agreement with any other party relating to a proposed acquisition. In order to fund expenditures deemed necessary for proper growth and expansion, it will be necessary to acquire additional operating capital by increasing equity capital and possibly the use of debt financing, which ETC believes is available.

     ETC has focused its efforts thus far on developing, refining and perfecting its medical claim work flow process for its existing clients. While the development of these services is now complete and working properly, the information generated while performing these services has given rise for additional service areas which ETC intends to develop in order to bolster its financial condition and results of operations, including automated enrollment procedures, repricing or discounting of medical claims for PPOs, repricing or discounting of medical claims for payors and workers' compensation automation services.

     ETC believes that existing resources, cash flow from operations and current credit facilities will be sufficient to fund current operations through December 31, 1997. It is anticipated that over the next twelve months, ETC will be able to increase its client base by offering new value added services such as Workers' Compensation automation and bill audit review and repricing for PPOs. These added services will first be offered to ETC's existing client base and then to all new clients. The process to engage additional clients will be to utilize the interrelationships between various self-insured companies, TPAs and PPOs and referrals from existing clients. ETC is currently in negotiations with several new clients which will contribute materially to revenues in 1997. ETC may also seek to raise additional capital through the private placement of debt or equity securities during the first quarter of fiscal 1997.

     Subsequent to December 31, 1996, a special meeting of the shareholders of ETC-Texas was held on January 31, 1997, the shareholders ratified and approved the terms and conditions of the Merger Agreement and authorized the Board of Directors of ETC-Texas to effect the merger. ETC-Canada held its annual meeting on February 11,1997, the shareholders ratified and approved both the continuance into Delaware and the Merger Agreement and authorized the Board of Directors to effect the merger. The merger became effective on February 11, 1997 as the applicable continuance and merger documents were filed with the appropriate authorities in the States of Delaware and Texas. ETC-Texas and ETC-Canada intended for the merger transaction to be a reorganization within the meaning of
Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"). ETC-Texas and ETC- Canada are each parties to the reorganization and will not recognize any gain or loss as a result of the merger. The Merger is in effect a reverse acquisition and was accounted for as a recapitalization of ETC-Texas with ETC-Canada as the acquirer. Effective February 11, 1997, the name of ETC Transaction Corporation changed to Electronic Transmission Corporation, with the Certificate of Incorporation being duly amended to reflect the change of name.

     Research and development to be performed over the next twelve months will be to enhance the current software programs used in automating clients by increasing the speed of processing and developing value added services for clients. It is not expected that costs associated with projected research and development efforts will materially effect the financial condition and results of operations of ETC for fiscal 1997.

     There are no significant sales or purchases of plant and equipment expected to occur in fiscal 1997, other than normal, recurring minor furniture and small equipment purchases.

     As ETC grows in the number of claims it processes the number of employees will also increase but not significantly. Personnel that is added to handle the increase in volume will typically be added in the data perfection and quality assurance departments. These are hourly employees and are readily available in the marketplace.

ITEM 7.        FINANCIAL STATEMENTS.

     The financial information required by this Item is found beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants or accounting and financial disclosure.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
                 COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

     Directors and Executive Officers of ETC

     The following table sets forth the names and ages of the directors (including committee members) and executive officers (including positions) of ETC.

                    Name                     Age                                     Position
                    ----                     ---                                     --------
L. Cade Havard(1)(2)........................ 45      Chairman, President and Chief Executive Officer and Director
Elaine Boze(2).............................. 48      General Counsel and Director
Louann C. Smith............................. 38      Controller, Treasurer, Corporate Secretary
Ann C. McDearmon............................ 46      Executive Vice President-- Director of Marketing
Timothy P. Powell........................... 38      Executive Vice President-- Data Services and Director
Michael Eckstein(1). . . . . . . . . . . .   49      Director
David O. Hannah(1).......................... 72      Director
Rick L. Snyder(2)........................... 45      Director


(1)  Member of Compensation Committee of ETC.
(2)  Member of Audit Committee of ETC.

     L. Cade Havard has served as Chairman of the Board and Chief Executive Officer of ETC-Canada since 1992. Mr. Havard has also served as Chairman of the Board and Chief Executive Officer of ETC-Texas since December 1994 and has served as President of ETC-Texas since April 1996. Mr. Havard also is the sole officer, director and shareholder of Sterling, a factoring company. From 1990 through 1992, Mr. Havard served as an independent venture capitalist providing financing for various companies, while also serving as Chairman of the Board of the Regional Missouri Bank, Marceline, Missouri.

     Elaine Boze has served as General Counsel and a Director of ETC-Texas since July 1995. For the nine years prior to her affiliation with ETC-Texas, Ms. Boze was involved in the private practice of law in Dallas, Texas. From 1977 to 1986, Ms. Boze was employed in the General Counsel's office of Sun Exploration and Production Company in Dallas, Texas. Ms. Boze received her Doctor of Jurisprudence degree from Texas Tech School of Law in 1973. Ms. Boze is Board Certified -- Oil, Gas and Mineral Law, Texas Board of Legal Specialization.

     Louann C. Smith has served as Controller, Treasurer and Corporate Secretary of ETC-Texas since its inception in 1994. From March 1994 to the present, Ms. Smith has served as Controller, Treasurer and Corporate Secretary of Sterling. Prior to 1994, Ms. Smith worked as an accountant for Jonmar Services, attended the University of Texas at Dallas, served as Assistant Controller for Remington Companies and Senior Accounting Manager for Southmark Public Syndications. At Southmark, Ms. Smith was responsible for SEC reporting for 10 public partnerships.

     Ann C. McDearmon has served as Executive Vice President and Director of Marketing of ETC-Texas since June 1995. From November 1989 to May 1995, Ms.
McDearmon worked for Tucker and Clark, a third party administrator, as the claims manager. Her responsibilities included claims processing, employee management and subrogation. While serving as claims manager, Ms. McDearmon wrote the claims logic for automated claims, created a budget and new filing system, and wrote plan benefit designs to comply with ERISA and the ADA. Ms. McDearmon has successfully completed the Health Insurance Association of America courses as well as the International Claims Administration course on Medical and Dental claims and LOMA I. Ms. McDearmon obtained a Bachelor of Arts degree from Arkansas State in 1973.

     Timothy P. Powell has served as Executive Vice President -- Data Services and as a Director of ETC-Texas since February 1995. From 1981 to February 1995, Mr. Powell served as a self-employed computer consultant for individuals and corporations in the State of California. Mr. Powell contracted consulting projects with independent, governmental organizations and Fortune 1000 companies. He provided services in system design, implementation, applications development and procurement specifications.

     Michael Eckstein has served as a Director of ETC-Texas since January 1996. Mr. Eckstein is the President of EDI For Healthcare, a Pennsylvania-based technology company specializing in systems, networking and EDI applications for health care and insurance industries. Mr. Eckstein's personal experience includes over 20 years of designing and implementing data processing and information management solutions for health care providers and payors. He is an active member of the ANSI Standards Committee for EDI Insurance and Healthcare Applications, and participates in numerous EDI initiatives including the National Information Infrastructure task force for health care and medical applications.

     David O. Hannah has served as a Director of ETC-Texas since February 1995. For the proceeding five years, Mr. Hannah has managed his personal investments. Mr. Hannah has spent most of his professional career in real estate development. His area of expertise is in the purchasing and development of real estate for the sole purpose of leasing to commercial entities.

     Rick L. Snyder has served as a Director of ETC-Texas since January 1996. Mr. Snyder is the principal owner of MS3 located in Fairfax, Virginia. MS3 is an independent provider of Section 125, COBRA, Qualified Retirement Plan, and Automated Payroll Processing administrative services. From 1985 to October 1996, Mr. Snyder served as President of The L.P. BAIER Company located in Fairfax, Virginia. The L.P. BAIER Company is an independent provider of Section 125, COBRA, Qualified Retirement Plan, and Automated Payroll Processing administrative services. Mr. Snyder also serves as the firm's Senior Consultant for the Section 125 and COBRA administration practice. Mr. Snyder also lectures on issues related to Section 125 and COBRA compliance. His courses are approved by various State Insurance and Certified Public Accounting Departments for continuing education credits.

     Each director of ETC will hold office until the next annual meeting of shareholders and until a successor has been elected and qualified or until his earlier resignation or removal.

     None of the Directors of ETC is a party to any material pending legal proceedings nor have there been any legal proceedings during the last five years that are material to an evaluation of the ability or integrity of any of the Directors or anyone nominated to become a director of the Company.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act, as amended (the "Exchange Act"), requires ETC's directors, executive officers and persons who own more than ten percent of a registered class of ETC's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ETC. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the
Section 16(a) reports they file.

     Based solely on a review of reports furnished to ETC or written representatives from ETC's directors and executive officers during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 10.     EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for ETC-Canada and ETC-Texas to L. Cade Havard, Chief Executive Officer of both companies. No other executive officer of ETC- Canada or ETC-Texas received salary and bonus compensation in excess of $100,000 in the referenced fiscal years.

                                              Summary Compensation Table

                                                                 Annual Compensation              Long-Term Compensation
                                                                                                          Awards
                                                                                                                 Securities
                                                                             Other Annual      Restricted        Underlying
Name/Title                                      Year       Salary/Bonus      Compensation     Stock Awards      Options/SARs
----------                                      ----       ------------      ------------     ------------      ------------
L. Cade Havard, Chairman of the Board,          1996         $184,000           $ - 0 -           - 0 -             - 0 -
President and Chief Executive Officer           1995         $96,736            $ - 0 -           - 0 -           400,000


ETC Transaction Corporation paid no compensation to any Directors or Officers in 1996 and 1995.

Stock Options

     Mr. Havard owns options to purchase 300,000 shares of ETC common stock at a purchase price of $0.001 per share, which options vest as follows: 100,000 shares upon the consummation of the Merger, 100,000 shares on January 1, 1997 and 100,000 on January 1, 1998. Mr. Havard exercised options to purchase 100,000 shares of ETC-Texas Common Stock on April 30, 1996. The options expire upon the termination of Mr. Havard's employment with ETC. On February 24, 1997, Mr. Havard was granted an option to purchase 800,000 shares of ETC Common Stock at $1.25 per share.

     In addition to Mr. Havard's stock options, ETC has granted options to purchase an aggregate of 366,667 shares of ETC Common Stock, at an exercise price of $0.001 per share, to certain other employees of ETC. The options vest over the period commencing October 1996 and ending August 1999 and expire upon the termination of the holder's employment with ETC.

     On June 1, 1996, the Company issued options (the "Company Options") to purchase an aggregate of 220,000 shares of common stock at an exercise price of $1.50 per share on or before June 15, 1997 to two affiliated and three unaffiliated parties in consideration for services provided to ETC- Canada. Upon completion of the merger, the holders of the ETC-Canada Options will continue to have the right to acquire the identical number of shares of common stock upon payment of the $1.50 per share exercise price.

               Option/SAR Grants in Last Fiscal Year by ETC-Texas


                                                              Percent of Total
                                    Number of Securities    Options/SARs Granted     Exercise or
                                     Underlying Options/      to Employees in        Base Price
                                      SARs Granted (#)          Fiscal 1996             ($/Sh)       Expiration Date
                                     ------------------        -------------           --------      ---------------
Name
L. Cade Havard, Chairman of                400,000                   87%                 $0.001         Upon
   the Board, President and                                                                             termination of
   Chief Executive Officer                                                                              employment
                                                                                                        See "Stock
                                                                                                        Options"


                    Aggregated Fiscal Year-End Option Values
                         (Options Granted by ETC-Texas)

                                               Number of Securities Underlying
                                                     Unexercised Options                Value of Unexercised
                                                      at Fiscal Year-End           in-the-Money Options-no market
                                                                                         at Fiscal Year-End
Name/Title                                      Exercisable      Unexercisable     Exercisable      Unexercisable
L. Cade Havard, Chairman of the Board,            200,000           100,000           $8,232            $4,116
   President and Chief Executive Officer



ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The following table provides certain information based on the outstanding securities of ETC as of March 24, 1997, and gives effect to the Merger with respect to each director, each beneficial owner of more than 10% of the ETC Common Stock and all corporate officers and directors of ETC as a group.

                                          Amount of        Percent of
           Name and Address               Beneficial       Outstanding
       of Beneficial Owner(1)(2)          Ownership       Common Stock
-----------------------------------       ----------      ------------
L. Cade Havard(3)(4)(5)                    3,053,082             27.88
Sterling National Corporation(5)             243,868              2.23
Anneal Osbon Havard(6)                       500,000              4.57
Elaine Boze(3)(7)                            165,465              1.51
Louann C. Smith(8)                            32,034                 *
Ann C. McDearmon(9)                           33,334                 *
Timothy P. Powell(3)(10)                     375,000              3.42
David O. Hannah(3)                           944,208              8.62
Michael Eckstein(3)                              -0-               -0-
Rick L. Snyder(3)                                -0-               -0-
Edward Bollinger(11)(12)                      13,000                 *
Katherine L. MacDonald(11)(12)                10,000                 *
All executive officers and directors as a  4,626,123             42.25
  group (ten persons as to the Company)

*    Indicates less than 1%.
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days following the date of this Current Report upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this Current Report have been exercised. Unless otherwise noted, the Registrant believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.
(2) Unless otherwise indicated, the address of each beneficial owner identified is: c/o ETC, 5025 Arapaho Road, Suite 501, Dallas, Texas 75248.
(3)      Director of ETC.
(4) Includes (i) options to purchase 100,000 shares of common stock at an exercise price of $0.001 per share upon the effectiveness of the merger; (ii) 500,000 shares of Common Stock issued in the name of Mr. Havard's minor children over which Mr. Havard exercises sole voting and investment power; and (iii) 243,868 shares of Common Stock issued in the name of Sterling, of which Mr. Havard is the sole shareholder.
(5) Includes 243,668 shares of ETC Common Stock issued in the name of Sterling, but which are held for the benefit of certain former employees of Sterling who are presently employed by ETC pursuant to options (the "Sterling Options") to purchase such shares at an exercise price of $0.001 per share over various vesting periods. The Sterling Options have no expiration date, but are cancelable upon the termination of the holder as an employee of ETC. Mr. Havard has been designated trustee of the shares underlying the Sterling Options pursuant to a Voting Trust Agreement, dated January 26, 1995, between Sterling and the holders of the Sterling Options and, therefore, has sole voting and investment control over said shares until such time as the Sterling Options are exercised. Any shares subject to the Sterling Option which are not exercised will revert to Sterling.
(6) Anneal Havard is the wife of L. Cade Havard. Ms. Havard exercises sole voting and investment control over the 500,000 shares of ETC Common Stock of which she is the record holder.
(7) Does not include options to purchase 83,334 shares of Common Stock under Sterling Options granted to Ms. Boze which vest on March 1, 1998.
(8) Does not include options to purchase 16,667 shares of Common Stock under Sterling Options granted to Ms. Smith which vest on March 1, 1998.
(9) Does not include options to purchase 16,667 shares of Common Stock under Sterling Options granted to Ms. McDearmon which vest on March 1, 1998.
(10) Includes Sterling Options to purchase 375,000 shares of Common Stock at $0.001 per share which became exercisable on March 1, 1996 and May 10, 1996 and which will become exercisable on March 31, 1997; all options expire upon Mr. Powell's termination as an employee of ETC. Does not include Sterling Options to purchase 125,00 shares of Common Stock which vest on March 1, 1998.

(11)    Former Directors of ETC-Canada.

(12) Includes options to purchase 10,000 shares of Company Common Stock at an exercise price of $1.50 per share, which options expire on June 15, 1997.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company

     On April 1, 1996, the Company issued 201,112 shares of ETC-Canada common stock to L. Cade Havard, the Chairman of the Board and Chief Executive Officer of ETC-Canada, in satisfaction of $201,112 of debt owed by ETC-Canada to Mr. Havard. Mr. Havard transferred 121,612 of such shares in satisfaction of debt obligations owed by Mr. Havard to unaffiliated third parties.

     On June 1, 1996, ETC-Texas executed an unsecured promissory note (the "Note") in the principal amount of $779,575 in favor of the ETC-Canada. The Note accrued interest at the rate of 6% per annum and was due and payable on July 1, 1997. The obligation of ETC-Texas under the Note was forgiven upon the consummation of the merger.

ETC-Texas

     In early 1995, ETC-Texas purchased certain of the assets of Sterling, including the claims processing business currently operated by ETC-Texas, in exchange for a cash payment of $210,000 and the issuance of 3,965,100 shares of ETC-Texas Common Stock. Sterling is currently in the business of factoring accounts receivable. L. Cade Havard, the Chairman of the Board, President and Chief Executive Officer of ETC-Texas and the Chairman of the Board and Chief Executive Officer of the Company, is the sole shareholder of Sterling. Sterling is currently the record owner of 745,368 shares of ETC-Texas Common Stock, of which 594,368 shares are subject to the Sterling Options, representing approximately 14% of all issued and outstanding shares of ETC-Texas Common Stock. Sterling and ETC-Texas periodically advance and repay funds to one another. Net payables to Sterling as of December 31, 1996 were $339,208, which amount is due on demand and without interest. It is not anticipated that the Surviving Corporation will enter into any further agreements with Sterling for the purpose of borrowing or lending funds. Sterling may provide certain computer hardware equipment to the Surviving Corporation at below market prices as the result of contractual arrangements Sterling has with third party suppliers. Should such transactions be undertaken, they will be effected on terms and conditions similar to those available to the Surviving Corporation as if dealing with an independent third party.

     On December 12, 1995, ETC-Texas entered into a marketing agreement (the "Marketing Agreement") with MS3. Rick Snyder, the principal owner of MS3, is also a director of ETC. Under the terms of the Marketing Agreement, MS3 will assist ETC in identifying and bringing under contract clients requiring ETC's claims processing services. As compensation for these marketing services, MS3 shall receive an amount equal to 15% of the "gross income from revenue," as defined in the Agreement, realized by ETC from accounts credited to MS3. Also under the terms of the Marketing Agreement, ETC has agreed to assist MS3 in marketing its flexible benefits and COBRA administrative services. In consideration for this marketing assistance, MS3 has agreed to pay ETC, on a monthly basis, an amount equal to 10% of the gross income of revenue realized by MS3 from the services provided to clients introduced to MS3 by ETC which are brought under contract. The Marketing Agreement is for a term ending on November 30, 1997 and shall be extended automatically for additional two-year rollover periods unless either party desires to terminate its rights under same with at least 60-days notice to the non-terminating party prior to the scheduled expiration date.

     On January 18, 1996, ETC entered into a consulting agreement with Michael Eckstein, a director of ETC, pursuant to which Mr. Eckstein agreed to assist ETC in identifying and placing under contract third party administrators ("TPAs"), preferred provider organizations ("PPOs") and other managed care companies which may be able to utilize ETC's claims processing services. Under the terms of this agreement, Mr. Eckstein was entitled to receive compensation on a monthly basis equal to $3,500 and commissions equal to8% of the "gross income from revenue," as defined in the agreement, realized by ETC from clients generated by Mr. Eckstein. The obligation to receive monthly compensation of $3,500 has been voluntarily terminated by both parties. The consulting agreement expires on January 20, 1998, and will automatically renew for additional one-year periods unless canceled by either ETC or Mr. Eckstein on 30-days notice prior to the applicable expiration date.

     ETC is a party to an equipment lease and stock option agreement, dated April 23, 1996 (the "Lease Agreement") with Ironwood Leasing Ltd., a Texas corporation ("Ironwood"). Principals of Ironwood are also shareholders of ETC. Under the terms of the Lease Agreement, ETC leases the scanning equipment necessary to scan paper claims and convert them into electronically transmittable claims data information. The Lease Agreement is for a term of five years and automatically renews for consecutive one-year periods unless a party thereto notifies the other of its intent to terminate the Lease Agreement 90 days prior to the end of the renewal term.

     Also under the Lease Agreement, ETC has granted to Ironwood the option to either (i) sell to ETC all the equipment referenced in the Lease Agreement in exchange for the number of shares of ETC Common Stock, or an equivalent number of shares of an entity with which ETC may merge, equal to the purchase price for said equipment divided by 1.25 per share or (ii) purchase, at a per share price of $1.25, the number of shares of ETC Common Stock equal to the purchase price of the equipment divided by 1.25 whereby ETC may in turn purchase the equipment referenced in the Lease Agreement at the expiration of the lease term for $1.00.

     On June 20, 1996, Ironwood and ETC-Texas entered into a letter agreement whereby Ironwood waived the escrow requirements imposed upon ETC-Texas pursuant to the Lease Agreement for the period ending June 30, 1996. Ironwood further agreed that ETC-Texas would not have to comply with the escrow provisions of the Lease Agreement until ETC-Texas had received 30-days written notice from Ironwood. Furthermore, Ironwood acknowledged that any option to purchase shares of the common capital stock of ETC-Texas pursuant to the Lease Agreement would have an exercise price of $1.25 per share.

     Effective May 1, 1996, Roy W. Mers ("Mers") resigned from his position as President and Director of ETC-Texas. As a consequence to his resignation, ETC-Texas and Mers entered into a Settlement and Employment Agreement. Pursuant to that agreement, ETC-Texas has agreed to pay to Mers, as compensation for his efforts in assisting ETC-Texas to obtain financing for ETC-Texas' business ventures, a commission of: (a) 10% of all capital invested by private investors for which no commission is due to any other funding source, (b) the following percentages based upon a "Lehman Formula" for additional capital provided by an investment banking or brokerage group to which a commission is due, 5% on the first $1,000,000, 4% on the second $1,000,000, 3% on the third $1,000,000, 2% on the fourth $1,000,000 and 1% on the capital raised in excess of $5,000,000; (c) 2% of the loan amount or maximum amount used on any credit line for any loans generated or credit lines established by Mers on behalf of ETC-Texas. Mers is also entitled to receive ETC-Texas stock at the rate of 100,000 shares for the first $1,000,000 of capital raised, 75,000 shares for the second $1,000,000 of capital raised, 50,000 shares for the third $1,000,000 of capital raised and 25,000 shares for the fourth $1,000,000 and each additional $1,000,000 in capital raised. The stock may be earned pro rata beginning at $500,000. If less than $500,000 in capital is provided, then no shares will be earned. Furthermore, ETC-Texas shall continue to provide medical insurance to Mers for the term of the agreement. The agreement terminated on July 31, 1996. However, ETC-Texas has agreed to pay Mers' compensation and stock bonuses should any financial institution that Mers introduces to ETC-Texas subsequently provide financing to ETC-Texas or the Surviving Corporation prior to August 1, 1997.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 10-K.

(a)      Financial Statements and Exhibits                                                                Page

         1. Financial Statements. The following financial statements are submitted as part of this report:

                  ETC - Canada

                  Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

                  Balance Sheets - December 31, 1996 and 1995 . . . . . . . . . . . . . .. . . . . . . .   F-2

                  Statements of Operations - Years Ended December 31, 1996 and
                    1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

                  Statements of Stockholders' Equity - Years Ended December 31,
                    1996  and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4 .

                  Statement of Cash Flows - Years Ended December 31, 1996 and
                    1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

                  Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

                  ETC - Texas

                  Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-11

                  Balance Sheets - December 31, 1996 and 1995 . . . . . . . . . . . . . .. . . . . . . . . F-12

                  Statements of Operations - Years Ended December 31, 1996 and
                      1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-14

                  Statements of Stockholders' Equity - Years Ended December 31,
                      1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-15.

                  Statement of Cash Flows - Years Ended December 31, 1996 and
                      1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-16

                  Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-17

                  ETC-Canada and ETC-Texas Pro-Forma

                  Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-29

                  Balance Sheet - December 31, 1996  . . . . . . . . . . . . . .. . . . . . . . . . .  .   F-30

                  Statement of Operations - Year Ended December 31, 1996 . . . . . . . . . . . . . . . .   F-32

                  Balance Sheet - December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-33

                  Statement of Operations - Year Ended December 31, 1995 . . . . . . . . . . . . . . . . . F-34

                  Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-36

         2.       Exhibits

                  Exhibit
                  Number                    Description of Exhibits

                    2.1* Agreement and Plan of Merger dated as of May 1, 1996, By and among the Registrant and Electronic Transmission Corporation.

                    3.1* Articles of Incorporation of the Registrant, dated September 5, 1986.

                    3.2* Articles of Amendment to the Articles of Incorporation of The Registrant, dated March 26, 1996.

                    3.3*       Bylaws of the Registrant, dated September 5,1986.

                    3.4* Form of Certificate of Incorporation of the Registrant, as Continued and domesticated into the State of Delaware.

                    3.5* Form of Bylaws of the Registrant, as continued and Domesticated into the State of Delaware.

                    4.1*        Specimen of Continued Common Stock Certificate.

                    9.1* Voting Trust Agreement, dated January 26, 1995, between Sterling National Corporation and holders of Sterling Options.

                  10.1* Bill of Sale, dated effective January 1, 1995, by and between Electronic Transmission Corporation and Sterling National Corporation

                  10.2* Agreement for Processing Medical Claims on a Temporary Basis, dated effective March 5, 1996 by and between Electronic Transmission Corporation and Wal-Mart.

                  10.3* Equipment Lease and Stock Option Agreement, effective April 23, 1996, by and between Electronic Transmission Corporation and Ironwood Leasing Limited.

                  10.4*         Letter Agreement, dated June 20, 1996, between
                               Electronic Transmission Corporation and Ironwood
                                Leasing Limited.

                  10.5* Promissory Note, dated June 1, 1996, in the principal amount of $779,574.50, executed in favor of the Registrant by Electronic Transmission Corporation.

                  10.6* Staff Leasing Services Agreement, dated effective December 15, 1995, by and between Network Employers Group, Inc. and Electronic Transmission Corporation.

                  10.7* Employment and Settlement Agreement, dated January 2, 1995, Between Electronic Transmission Corporation and L. Cade Havard.

                  10.8* Employment and Settlement,dated December 4,1995, between Electronic Transmission Corporation and Elaine Boze.

                  10.9*         Employment and Settlement  Agreement,  dated
                                March   1,    1995,    between    Electronic
                                Transmission Corporation and Timothy P. Powell.

                  10.10* Employment Agreement, dated May 1, 1996, between Electronic Transmission Corporation and Ann C. McDearmon.

                  10.11* Employment Agreement, dated April 1, 1996, between Electronic Transmission Corporation and Louann Smith.

                  10.12* Settlement and Employment Agreement,dated May 1, 1996, between Electronic Transmission Corporation and Roy W. Mers.

                  10.13* Office Lease, dated January 5, 1995, by and between Natron Limited Partnership and Electronic Transmission Corporation, including amendments thereto.

                  10.14* Agreement for Processing and Repricing Medical Claims, effective September 1, 1996 by and between Electronic Transmission Corporation and Wal-Mart.

                  16.1*         Form of Notice of Change of Auditor.

                  16.2* Letter of Hans P. Cremers, Chartered Accountant, dated June 24, 1996.

                  16.3* Letter of Simonton, Kutac & Barnidge, L.L.P., dated June 24, 1996.

                  27.1*         Financial Data Schedule

                  *Previously   filed  as  an  exhibit  to  ETC's   Registration
                  Statement on Form S-4, declared effective on January 7, 1997, and incorporated herein by reference.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the three months ended December 31, 1996.

                         INDEPENDENT AUDITORS' REPORT

March 10, 1997

To the Board of Directors
of Electronic Transmission Corporation:

We have audited the accompanying balance sheets of Electronic Transmission Corporation ("Company"), a Texas corporation, as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Transmission Corporation as of December 31, 1995 and 1996, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 2, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced accumulated net losses of $3,564,013 since its inception. Additionally, the Company's current liabilities exceeded its current assets by $307,329 at December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. Unless the Company obtains an increased customer base, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas

The accompanying notes are an integral part of these financial statements.


                       ELECTRONIC TRANSMISSION CORPORATION

                                 BALANCE SHEETS

                                     ASSETS



                                                    December 31,   December 31,
                                                       1995            1996
                                                -------------     -----------

Current Assets:
    Cash  and cash equivalents                  $     114,885     $    50,125
    Accounts receivable
      Trade                                             7,059         236,356
      Shareholder                                      82,744              --
Employees                                               5,734          28,203
    Current portion, capital lease
      receivable                                           --          25,095
    Prepaid assets                                      9,204          15,286
                                                 ------------      ----------
       Total Current Assets                           219,626         355,065
                                                 ------------      ----------
Property and Equipment, net                           137,348         521,576
                                                 ------------      ----------

Other Assets:
    Capital lease receivable                               --          27,723
    Deposits and other                                     --          14,610
                                                 ------------      ----------
       Total Other Assets                                  --          42,333
                                                 ------------      ----------
Total Assets                                    $     356,974     $   918,974
                                                 ============      ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                    December 31,    December 31,
                                                       1995              1996
                                                   -----------      -----------
Current Liabilities:
    Accounts payable                               $    56,340      $   221,315
    Accrued expenses                                       809          128,248
Accrued payroll and taxes                              109,131          189,825
    Accrued interest payable                                --           27,800
    Current portion, capital lease
       obligations                                          --           95,206
                                                    ----------       ----------
          Total Current Liabilities                    166,280          662,394

Note payable                                                --          779,575
Loan payable-shareholder                                    --          339,208
Long-term capital lease obligations                         --          114,106
                                                    ----------       ----------
       Total Liabilities                               166,280        1,895,283
                                                    ----------       ----------

Commitments and Contingencies
Stockholders' equity:
     Preferred stock, no par value,
         2,000,000 shares authorized;
         no shares issued and outstanding                   --               --
     Common stock, no par value,
         8,000,000 shares authorized;
         6,158,210 and 7,153,601
         shares issued and outstanding,
         respectively                                1,494,023        2,475,637
     Additional paid-in-capital - stock options             --          322,067
     Accumulated deficit                            (1,303,329)      (3,774,013)
                                                    ----------       ----------

         Total Stockholders' Equity                    190,694         (976,309)
                                                    ----------       ----------
Total Liabilities & Stockholders' Equity           $   356,974      $   918,974
                                                    ==========       ==========

                            STATEMENTS OF OPERATIONS


                                                        For the Years
                                                     Ended December 31,
                                                1995                 1996

Service revenues                            $    66,612          $    935,449
                                             ----------           -----------

Costs and Expenses:
    Direct costs                                 40,764               549,422
Start-up costs                                  939,347               395,866
Research and development                        179,830             1,469,858
General and administrative                           --               953,775
                                             ----------           -----------

       Total Costs and Expenses               1,159,941             3,368,921
                                             ----------           -----------

Loss from operations                         (1,093,329)           (2,433,472)

Other Income (Expense):
    Interest Expense                                 --               (37,212)
                                             ----------           -----------

Loss before income tax expense               (1,093,329)           (2,470,684)
Income tax expense                                   --                    --
                                             ----------           -----------

Net loss                                    $(1,093,329)         $ (2,470,684)
                                             ==========           ===========

Loss per common share:
       Primary and fully-diluted            $     (0.32)         $      (0.36)
                                             ==========           ===========

Weighted average common shares outstanding:
       Primary and fully-diluted              3,377,069             6,906,593
                                             ==========           ===========

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Add'l.
                                                                                Paid-In
                                                     Common Stock               Capital
                                               ----------------------            Stock            Accumulated
                                               Shares          Amount           Options            Deficit            Total
                                        --------------     -------------    --------------     -------------    --------------

Balance at  December 31, 1994                    1,000    $        1,000   $            --    $           --   $         1,000

Issuance of shares for business              3,965,100            20,751                --                --            20,751
Deemed dividend paid                                --                --                --          (210,000)         (210,000)
Issuance of shares for cash                  1,916,110         1,201,659                --                --         1,201,659
Issuance of shares for cash
   to related party                            160,000           112,688                --                --           112,688
Issuance of shares for services
   to related party                              4,000             4,000                --                --             4,000
Issuance of shares for furniture
   and equipment                                16,000            33,925                --                --            33,925
Issuance of shares on conversion
      of convertible debentures                 96,000           120,000                --                --           120,000
Net loss                                            --                --                          (1,093,329)       (1,093,329)
                                        --------------    --------------   ---------------    --------------   ---------------

Balance at December 31, 1995                 6,158,210         1,494,023                --        (1,303,329)          190,694

Issuance of shares for cash                    732,766           718,989                --                --           718,989
Issuance of shares for services                262,625           262,625                --                --           262,625
Compensation expense                                --                --           322,067                --           322,067
Net loss                                            --                --                 -        (2,470,684)       (2,470,684)
                                        --------------    --------------   ---------------        ----------        ----------

Balance at December 31, 1996                 7,153,601         2,475,637   $       322,067    $   (3,774,013)  $      (976,309)
                                        ==============    ==============   ===============    ==============   ===============


                            STATEMENTS OF CASH FLOWS

                                                                                         For the Years
                                                                                        Ended December 31,
                                                                                    1995                  1996
                                                                             --------------------------------------
Cash Flows from Operations:
Net loss                                                                   $      (1,093,329)     $     (2,470,684)
Adjustments to Reconcile Net Loss to
  Net Cash Provided (Used) by Operations:
    Non-cash issuance of common stock for services rendered                            4,000               262,625
    Non-cash compensation from stock options                                              --               322,067
Depreciation and amortization                                                         32,173               111,419
    Increase in accounts receivable-trade                                             (7,059)             (229,297)
Increase in employee advances                                                         (5,734)              (22,469)
(Increase) decrease in advances to shareholders                                      (82,744)              421,949
Increase in prepaid expenses                                                          (9,204)              (11,531)
Increase in deposits and other assets                                                     --               (10,174)
Increase in accounts payable                                                          56,340               172,020
    Increase in accrued expenses                                                         809               120,395
    Increase in accrued payroll and taxes                                            109,131                80,695
    Increase in accrued interest payable                                                  --                27,800
                                                                            ----------------       ---------------

   Net Cash Used in Operations                                                      (995,617)           (1,225,185)
                                                                            ----------------       ---------------

Cash Flows from Investing Activities:
    Payments on capital leases receivable                                                 --                11,642
Purchases of furniture and equipment                                                (114,845)             (312,580)
                                                                            -----------------      ---------------

   Net Cash Used in Investing Activities                                            (114,845)             (300,938)
                                                                            ----------------       ---------------

Cash Flows from Financing Activities:
    Issuance of convertible debentures                                               120,000                    --
Dividend paid                                                                       (210,000)                   --
    Proceeds from note payable                                                            --               779,575
    Payments on capital leases payable                                                    --               (37,202)
       Issuances of common stock for cash                                          1,314,347               718,990
                                                                            ----------------       ---------------

   Net Cash Provided by Financing Activities                                       1,224,347             1,461,363
                                                                            ----------------       ---------------

Net increase (decrease)  in cash                                                     113,885               (64,760)
Cash, beginning of period                                                              1,000               114,885
                                                                            ----------------       ---------------
Cash, end of period                                                        $         114,885      $         50,125
                                                                            ================       ===============

                       ELECTRONIC TRANMISSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1995 and 1996


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND

Electronic Transmission Corporation ("ETC" or "Company") was in the development stage until the last quarter of 1996, as it had no significant revenues. In the last quarter, a long-term contract was executed with a large national self-insured corporation and operations commenced. ETC's business plan is to provide electronic transaction processing services to the health care market. The principal service is the electronic capture and transfer of medical claims for on-line eligibility verification and adjudication between health care providers, self-insured organizations, third party administrators and other managed care organizations.

Background -- ETC was incorporated in the state of Texas on December 22, 1994. On April 19, 1995, the Company entered into an agreement to purchase the rights to the technology and business of electronically editing and transmitting medical claims from providers to payment organizations (the Purchased Business) from Sterling National Corporation ("SNC") by issuing 3,965,100 common shares and a cash payment of $210,000. SNC is a company wholly-owned and controlled by ETC's Chairman of the Board, C.E.O. and majority shareholder. The transaction was accounted for using the purchase method as follows:

                  Assets Acquired:
                     Accounts receivable                      $       5,630
                     Computer hardware                                1,403
                     Computer software                               13,718
                                                               ------------
                         Total tangible assets                       20,751

                  Consideration Paid:
                     Cash                                     $     210,000
                     3,965,100 common shares                         20,751
                                                               ------------
                         Total consideration                        230,751

                  Dividend paid to shareholder                $     210,000
                                                               ============

Treatment of the excess cash consideration paid for the acquired business is accounted for as a deemed dividend in accordance with generally accepted accounting principles. Goodwill was not recorded since this transaction was consummated with a related party and this treatment would have constituted a step-up in basis. The transaction is reflected in the financial statements on the date the transaction occurred (April 19, 1995), in accordance with generally accepted accounting principles.

Cash Equivalents -- For purposes of the statements of cash flows, the Company considers any short-term cash investment with a maturity of three months or less to be a cash equivalent.

Accounts receivable -- The Company's trade receivables arise from sales in the normal course of business. ETC uses the allowance method to account for uncollectible accounts; in management's opinion, all accounts are collectible and no allowance is necessary at December 31, 1995 and December 31, 1996.

Revenue   recognition  -  The  Company  recognizes  revenue  when  services  are performed.

Office Furniture and Equipment -- Office furniture, computer and office equipment, software and leasehold improvements are stated at cost. Maintenance and repairs are charged to operating expense. Costs of significant improvements and renewals are capitalized. Depreciation is provided on the straight-line basis over the following useful lives:
                                                                      Useful
                                                                       Lives
                                                                     -------
                         Office furniture                            5 years
                         Computer and office equipment               3 years
                         Computer software                           3 years
                         Leasehold improvements                      5 years

Periodically, the Company evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of the equipment or rendered the value of the equipment not recoverable. The recoverability is evaluated by estimating the future cash flows expected to result from use of the asset and its eventual disposition. Equipment as of December 31, 1996, is not considered to be impaired.

Start-Up Costs -- Start-up costs incurred during the period of developing ETC's business plan are expensed as incurred in accordance with generally accepted accounting principles.

Research and Development -- Research and development costs incurred are expensed as incurred in accordance with generally accepted accounting principles.

Income Taxes -- ETC utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share -- Loss per common share was calculated by dividing the Company's net loss by the weighted average common shares outstanding. Common stock equivalents were excluded from the calculation as such inclusion would have had an anti-dilutive effect; therefore, fully diluted earnings per share is considered to be the same as primary earnings per share. Loss per common share assuming full dilution was calculated in the same manner as described above, except that those shares that were issued in connection with debt conversions were assumed to be outstanding for the entire period.

Use of Estimates and Assumptions -- Management uses estimates and assumptions in preparing its financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Stock-based Compensation -- The Company compensated certain employees for services rendered by issuing shares of common stock to these individuals during 1995. The measurement date for determining compensation costs is the date of the grant. Compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount the employee must pay to acquire the stock. Compensation cost is recognized as an expense over the period of employment attributable to the option.

New Accounting Standards -- In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. ETC adopted SFAS 123 on January 1, 1996. The Company will continue to measure compensation costs using the "intrinsic value based method" of accounting for stock issued to employees.

NOTE 2 - GOING CONCERN AND CONTINUED OPERATIONS

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern. ETC sustained a net operating loss of $1,093,329 and $2,470,684 during the years ended December 31, 1995 and 1996, respectively, and has accumulated losses of approximately $3,564,013 since inception. Cash used by operating activities and dividends for the same periods aggregated $995,617 and $1,225,185, respectively. Additionally, at December 31, 1996, ETC's current liabilities exceeded its current assets by $307,329. ETC's continued existence depends upon the success of management's efforts to raise sufficient capital and increase its customer base to execute its business plan.

Management plans to mitigate the going concern issues by marketing its services to large self-insured insurance companies to develop its customer base and increase profitability. Management believes that it will be successful in generating sufficient cash to support its operations. There can be no degree of assurance that the Company will be successful in raising additional working capital or executing its business plan to the extent that it will be profitable.

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

                                                 December 31,      December 31,
                                                   1995               1996
                                               -------------     --------------
           Furniture                           $     43,056       $    104,349
           Computer & Office Equipment               68,752            458,178
           Computer Software                         57,713             92,836
           Leasehold Improvements                        --              8,791
                                                -----------        -----------
                                                    169,521            664,154
           Less:  accumulated depreciation          (32,173)          (142,578)
                                                -----------        -----------
                                               $    137,348       $    521,576
                                                ===========        ===========

Depreciation expense was $32,173 and $110,405 for 1995 and 1996,  respectively.

NOTE 4 - LEASE OBLIGATIONS RECEIVABLE

The Company, as lessor, has entered into a non-cancelable lease for service equipment. Future minimum lease payments receivable under non-cancelable leases at December 31, 1996 are as follows:

                  For the Years Ending                       Capital
                      December 31,                            Leases

                          1997                             $     29,248
                          1998                                   29,248
                                                            -----------

    Total minimum lease payments                                 58,496
        Less: amount representing interest                       (5,678)
                                                            -----------

    Present value of minimum lease payments                      52,818
        Less: current portion                                   (25,095)
                                                            -----------
    Long-term capital lease obligation                     $     27,723
                                                            ===========

NOTE 5 - CONVERTIBLE DEBENTURES

At various times throughout 1995 the Company issued convertible debentures totalling $120,000. These debentures bore interest at 12% per annum and were convertible into common shares at the option of the holder at a conversion rate of one common share per $1.25 of debenture being converted. As of December 31, 1995, all debenture holders had exercised their options and converted their debentures into a total of 96,000 common shares.

NOTE 6 - LEASE OBLIGATIONS PAYABLE

The Company, as lessee, has entered into various non-cancelable leases for service equipment, vehicles, and office facilities. The cost of assets subject to capital leases included in office furniture and equipment amounted to $182,053 less accumulated depreciation of $21,044 at December 31, 1996.

Future minimum lease payments under non-cancelable leases at December 31, 1996, are as follows:

                  For the Years Ending            Capital        Operating
                      December 31,                Leases          Leases

                          1997                  $  111,852       $   177,984
                          1998                     102,495           183,680
                          1999                      18,890           189,375
                          2000                          --           195,071
                       Thereafter                       --           149,507
                                                 ---------        ----------
    Total minimum lease payments                   233,237       $   895,617
                                                 =========        ==========
        Less: amount representing interest                           (23,925)
                                                                  ----------

    Present value of minimum lease payments                          209,312
        Less: current portion                                        (95,206)
                                                                  ----------
    Long-term capital lease obligation                           $   114,106
                                                                  ==========

Rent expense during the years ended December 31, 1995 and 1996 for all operating leases was $49,988 and $122,544, respectively, and is included in operating expenses.

In April 1996, The Company entered into an equipment lease agreement and stock option agreement with a leasing company which is recorded as a capital lease by the Company. The agreement is for a term of five years and allows the Company to lease certain equipment for amounts specified in the agreement with rental payments due on the first of each month. As of December 31, 1996, monthly payments required under the lease agreement amounted to $9,321 expiring in 1998.

At any time during the term of the agreement, the leasing company has the right to 1) sell to ETC any or all of the equipment in exchange for the number of shares of ETC common stock, or stock of any company with which ETC merges, that is equal to the purchase of the equipment divided by $1.25 per share or, 2) purchase, at $1.25 per share, the number of shares of ETC stock, or stock of the merged company, equal to the purchase price of the equipment divided by 1.25, and give ETC the option to purchase the equipment at the end of the lease for $1.00; provided, that if ETC issues, agrees to issue or grants an option to purchase ETC stock to any other person for a price less than $1.25 per share, the price payable to the leasing company will be reduced to such lower price.

The leasing company agreement contains certain restrictive covenants which (i) require ETC to escrow all accounts received which are derived from the use of this equipment, less third party costs, through March 31, 1996 or until any class of stock is registered with the SEC are otherwise becomes publicly traded, or the funds in escrow equal the total purchase price of the equipment, and (ii) restrict ETC from issuing additional securities before ETC merges with a public company. ETC is in violation of each of these covenants and has obtained a waiver from the leasing company which releases ETC from any claims under the escrow requirement and violations relating to the issuance of securities.

NOTE 7 - LINE OF CREDIT

Under the agreement with the leasing company discussed in Note 6, ETC has obtained a $500,000 line of credit from the leasing company to be used as working capital. ETC may draw from this line up to 80% of its accounts receivable that are under 65 days past due. To secure this line of credit, ETC will pledge shares of its common stock on a two for one basis (i.e., two dollars trade value of its stock for every one dollar drawn from the line of credit). ETC will pay a loan origination fee, beginning three months after ETC merges with a public company, in an amount equal to 10% of the leasing company's exposure under this agreement including the amount spent to purchase equipment and the amount drawn on the line of credit. This fee will be a cumulative amount calculated each quarter. As of December 31, 1996, the Company has made no draws on this line of credit.

NOTE 8 - INCOME TAXES

ETC has net operating loss carryforwards approximately $3,160,000 that are available to offset its future income tax liability. The net operating loss carryforwards expire in the year 2010 and 2011. The realization of the benefits from these net operating loss carryforwards appears uncertain due to going concern questions and the possible effects of the ETC Transaction Corporation merger. Accordingly, a valuation allowance of $372,000 and $1,115,000 has been recorded at December 31, 1995 and December 31, 1996, respectively, against the deferred tax asset resulting from the net operating loss carryforward. There are no other significant temporary differences for financial and income tax reporting purposes at December 31, 1995 and 1996.

NOTE 9 - STOCK OPTIONS

The Company has issued various stock options to employees of the Company which are considered compensatory. Stock options were initially granted by the Company during 1995 and no stock options were vested as of December 31, 1995. Additional stock options were granted in 1996 with 134,666 vesting as of December 31, 1996. Vesting varies by employee agreement ranging from 2 to 3 years.

A summary of the status of stock options is set forth below:


                                                      Year ended                            Year ended
                                                    December 31, 1995                     December 31, 1996
                                          ----------------------------------      -------------------------
                                                               Weighted                               Weighted
                                                                Average                                Average
                                                               Exercise                               Exercise
Fixed Options                                  Shares            Price               Shares             Price
-------------                             --------------     -------------       --------------    ---------------

Outstanding, beginning of period                      --          --                    675,000        $0.001
Granted                                          675,000        $0.001                  260,000        $0.001
Exercised                                             --          --                   (118,333)       $0.001
Forfeited/expired                                     --          --                   (125,000)       $0.001
                                          --------------                          --------------
Outstanding, end of period                       675,000        $0.001                  691,667        $0.001
                                          ==============                          =============

Options exercisable, end of period                    --          --                     18,333        $0.001
                                          ==============                          =============

Weighted average fair value of
    options granted during the year       $         1.25                          $        1.12
                                          ==============                          =============


The following table summarizes information about fixed stock options outstanding at December 31, 1996:

Range of exercise prices                                 $0.001 per common share
Weighted average remaining contractual life                2.99 years
Weighted average exercise price                          $0.001 per common share

Compensation costs will be recognized as an expense over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. As of December 31, 1995, no compensation cost was recognized as expense. Future compensation expense to be recorded in subsequent periods as of December 31, 1995 and 1996, was $474,540 and $555,897, respectively. Compensation cost totalling $322,067 was recognized as expense during the year ended December 31, 1996. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net loss and loss per share would have been unchanged.

NOTE 10 - COMMITMENTS

On April 19, 1995, ETC entered into an agreement with Texas Administrators, Inc. ("TAI"), a third party administrator for medical claims. The agreement called for TAI to assign the rights to third party administrator accounts for a total purchase price of $75,000, representing 1.15 times one year's contracted revenue. Of the purchase price, $35,000 was paid to TAI subsequent to year end. Additionally, ten (10) monthly payments of $4,000 commencing June 10, 1995, are payable to TAI under an executed promissory note.

The agreement called for ETC to enter into consulting agreements with each of the 3 key employees/ sole shareholders of TAI. The consulting agreements called for each of the individuals to assist ETC in retaining and servicing the assigned accounts and to seek out new third party administrator accounts for which the individuals would be paid commissions. The consulting agreements were for a period of one year commencing April 30, 1995. The Company intended to use TAI's third party administrator accounts as a basis to test ETC's electronic processing work flow system for processing self-insured medical claims.

On June 1, 1995, ETC terminated the agreement for breach of contract, claiming the medical claims accounts assigned were not in full force and effect. As of December 31, 1995, ETC has received $26,232 as third party administrator fees from accounts assigned by TAI. ETC does not expect to be successful in recovering the $35,000 paid to TAI for the accounts, and accordingly, the amount has been expensed in 1995 as research and development third party administrator fees. During 1996, ETC settled with TAI for the net amount of $5,000.

On April 22, 1995, ETC also purchased office furniture from TAI having an estimated value of $33,925, with the issuance of 16,000 common shares of ETC to TAI. The stock was subsequently returned to ETC as part of the settlement.

In December 1995, the Company entered into an agreement with a marketing firm to assist in obtaining and servicing customers. A member of the marketing firm is a member of the Board of Directors. Compensation for services rendered to the Company will be paid through November 1997 on a monthly basis equal to 15% of the gross realized revenue from new accounts obtained on behalf of the Company by the firm. In return, the Company has agreed to market the services offered by the marketing representative and will be paid monthly over the same term an amount equal to 10% of the gross realized revenue from new accounts obtained on behalf of the firm by the Company.

In September 1996, the Company made a two-year agreement with a large national self-insured company to provide electronic transaction processing services for insurance claims. As of December 31, 1996, revenues from this customer amounted to approximately 64% of total revenues and trade accounts receivable include $76,395 of accounts receivable from this customer.

The Company is engaged in a marketing strategy of utilizing a 90-day trial period with other organizations. These agreements allow for a 90-day trial period for processing claims and the Company has been successful in providing the service at a fee of $1 per claim.

Effective June 1, 1996, the Company issued 220,000 stock warrants which expire on June 15, 1997, and allow the holder of each warrant to purchase one share of common stock at a price of $1.50 per share. As of December 31, 1996, no warrants have been exercised.

NOTE 11 - PROPOSED MERGER

As of December 31, 1996, ETC is negotiating a merger with ETC Transaction Corporation, formerly known as Solo Petroleum Ltd. ETC Transaction Corporation is presently attempting to reorganize its affairs and is primarily inactive. The merger would be effected by ETC Transaction Corporation issuing 1.25 shares for each issued and outstanding common share in ETC. At December 31, 1996, ETC has 7,153,601 shares issued and outstanding and accordingly, the merger would result in the issuance of 10,949,146 shares in ETC Transaction Corporation for all of the issued and outstanding common shares of Electronic Transmission Corporation.

The merger is in effect a reverse acquisition and will be accounted for as a recapitalization of Electronic Transmission Corporation, with Electronic Transmission Corporation as the acquirer. Accordingly, no goodwill or other intangible assets will be recorded.

NOTE 12 - RELATED PARTY TRANSACTIONS

On May 15, 1996, the Company received a cash advance of $779,575 from ETC Transaction Corporation to be used as working capital to fund its post-merger business plan. The capital for the ETC Transaction Corporation cash advance was raised in a private placement offering of ETC Transaction Corporation common stock.

The Company advanced funds for working capital infusions to SNC during 1995 of $82,744. As of December 31, 1996, the Company had a payable of $339,207, to SNC for working capital loans.

At December 31, 1996, the Company has a trade receivable due from Electra-Net, L.C., a company wholly-owned and operated by the Chairman of the Board, C.E.O. and majority shareholder of ETC. The receivable totalling $103,026 relates to administrative fees for providing computer processing for medical claims.

The Company has an agreement to purchase equipment from SNC. The relationship exists through SNC's purchase contract with an equipment wholesaler which allows SNC to purchase equipment at a significant discount. Since the Company is able to purchase the equipment from SNC at the discounted price, the Company intends to utilize this relationship for capital expenditures as deemed necessary in the future. The Company will record the equipment purchases at SNC's cost.

NOTE 13 - CASH FLOW SUPPLEMENTAL INFORMATION

The following is a schedule of required supplemental cash flow information:

                                              1995                  1996
                                         -----------------    ----------------

                  Interest paid            $    6,424           $    9,021
                                            =========            =========

                  Income taxes paid        $       --           $       --
                                            =========            =========

              Non-cash investing and financing activities include the following:

The Company purchased assets valued at $246,513 through capital lease obligations during the year ended December 31, 1996. The Company disposed of assets with a carrying value of $64,460 through a capital lease receivable during the year ended December 31, 1996.

During the year ended December 31, 1995 and 1996, the Company issued common stock shares for services rendered at $1 per share in the total amount of $4,000 and $262,625, respectively.

NOTE 14-SUBSEQUENT EVENTS

Merger - A special meeting of the shareholders of ETC was held on January 31, 1997, the shareholders ratified and approved the terms and conditions of the Merger Agreement and authorized the Board of Directors of ETC to effect the merger. ETC Transaction Corporation held its annual meeting on February 11, 1997, the shareholders ratified and approved both the Continuance of ETC Transaction Corporation into the State of Delaware and the Merger Agreement and authorized the Board of Directors to effect the Merger. The Merger became effective on February 11, 1997 as the applicable Continuance and Merger documents were filed with the appropriate authorities in the States of Delaware and Texas. ETC and ETC Transaction Corporation intend for the merger transaction to be a reorganization within the meaning of Section 368(a) of the Internal
Revenue  Code of  1986,  as  amended  (the  "Code").  ETC  and  ETC  Transaction
Corporation are each parties to the reorganization and will not recognize any gain or loss as a result of the Merger. The Merger is in effect a reverse acquisition and will be accounted for as a recapitalization of ETC with ETC as the acquirer. Effective February 11, 1997, the name of ETC Transaction Corporation was changed to Electronic Transmission Corporation, with the Certificate of Incorporation being duly amended to reflect the change of name.

                          INDEPENDENT AUDITORS' REPORT

March 23, 1997

To the Board of Directors and Shareholders of ETC Transaction Corporation (formerly known as "Solo Petroleums Ltd.")

We have audited the balance sheets of ETC Transaction Corporation as of December 31, 1995 and 1996, and the statements of operations and accumulated deficit and statement of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ETC Transaction Corporation as of December 31, 1995 and 1996 and the results of its operations and cash flows for the years then ended in accordance with generally accepted accounting principles.

As described in Note 6, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been inactive since 1992 and has accumulated a deficit of $1,050,938 as well as a working capital deficiency of $125,944. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 6. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Simonton, Kutac & Barnidge, L.L.P.

                           ETC TRANSACTION CORPORATION


The accompanying notes are an integral part of these financial statements.


                                 BALANCE SHEETS


                                     ASSETS

                                                                                         December 31,
                                                                                   1995                1996

Current assets:
   Cash         $                                                           $             143   $           142
   Accrued interest receivable                                                             --            27,800
                                                                             ----------------   ---------------

       Total current assets                                                               143            27,942

Note receivable                                                                            --           779,575
                                                                             ----------------   ---------------

Total Assets                                                                 $            143   $       807,517
                                                                             ================   ===============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $        110,845   $        26,991
   Due to shareholder                                                                 201,111                --
   Loan payable                                                                        23,647            23,425
   Accrued debenture interest payable                                                  40,470            50,970
   Short term debentures                                                              605,000            52,500
                                                                             ----------------   ---------------

       Total current liabilities                                                      981,073           153,886
                                                                             ----------------   ---------------

Stockholders' equity:
   Preferred stock, no par value, unlimited shares
      authorized; no shares issued and outstanding                                         --                --
   Common stock, no par value, unlimited shares
      authorized; 3,250,000 and 2,007,144 shares
      issued and outstanding, respectively                                             87,567         1,704,569
   Accumulated deficit                                                             (1,068,497)       (1,050,938)
                                                                             ----------------   ---------------

       Total Stockholders' Equity                                                    (980,930)          653,631
                                                                             ----------------   ---------------

Total Liabilities and Stockholders' Equity                                   $            143   $       807,517
                                                                             ================   ===============

                            STATEMENTS OF OPERATIONS



                                                                                      For the Years Ended
                                                                                         December 31,
                                                                                   1995                1996
Income:
   Interest income                                                           $             --   $        27,800

Expenses:
   Interest on debentures                                                    $         93,375   $        10,500
   Other expense (income)                                                                 807              (259)
                                                                             ----------------   ---------------

       Total expenses                                                                  94,182            10,241
                                                                             ----------------   ---------------

Income (loss) before extraordinary items                                              (94,182)           17,559

Extraordinary item:
   Gain on forgiveness of interest                                                    392,573                --
                                                                             ----------------   ---------------

Net income                                                                  $          298,391  $        17,559
                                                                             =================   ===============

Earnings per share:
   Primary                                                                  $             0.09  $          0.01
                                                                             =================   ==============
   Fully diluted                                                            $             0.06  $          0.01
                                                                             =================   ==============

Weighted average number of shares outstanding:
   Primary                                                                           3,250,000        2,087,337
                                                                             =================   ===============
   Fully diluted                                                                     4,821,784         2,303,694
                                                                            ==================   ===============


                                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Common Stock           Accumulated
                                                        Shares        Amount         Deficit           Total

Balance at  December 31, 1994                          3,250,000  $       87,567  $   (1,366,888)      $(1,279,321)

Net income                                                    --             --          298,391           298,391
                                                      ----------   -------------    ------------        -----------

Balance at December 31, 1995                           3,250,000          87,567      (1,068,497)         (980,930)

Reverse Stock Split (5-for-1)                         (2,600,000)             --               --                --

Conversion of indebtedness
   to common shares                                      837,427         837,427               --           837,427

Issuance of common stock                                 519,717         779,575               --           779,575

Net income                                                    --             --              17,559          17,559
                                                   -------------  --------------  --------------  -----------------

Balance at December 31, 1996                           2,007,144  $    1,704,569  $   (1,050,938) $         653,631
                                                   =============  ==============  ==============  =================


                                            STATEMENTS OF CASH FLOWS





                                                                                      For the Years Ended
                                                                                         December 31,
                                                                                   1995                1996

Cash Flows from Operating Activities:
       Net income                                                            $        298,391   $        17,559
Adjustments to reconcile net income to
  net cash used in operating activities:
       Non-cash change in working capital                                            (298,388)           17,560
                                                                             ----------------   ---------------

   Net cash provided (used) by operating activities                                         3                (1)

Cash Flows from Investing Activities:
       Proceeds from note receivable                                                       --           779,575
                                                                             ----------------   ---------------

   Net cash used by investment activities                                                  --           779,575
                                                                             ----------------   ---------------

Cash Flows from Financing Activities:
       Issuance of common stock                                                            --          (779,575)
                                                                             ----------------   ---------------

   Net cash provided by financing activities                                               --          (779,575)
                                                                             ----------------   ---------------

Net increase (decrease) in cash                                                             3                (1)

Cash, beginning of year                                                                   140               143
                                                                             ----------------   ---------------

Cash, end of year                                                            $            143   $           142
                                                                             ================   ===============

                           ETC TRANSACTION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1995 and 1996





NOTE 1 -  HISTORY

History -- The Company was incorporated in September 1986, in Alberta, Canada. The Company was substantially inactive from 1992 to 1996 at which time it reorganized its affairs.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share -- Primary earnings (loss) per share data is based upon the weighted average number of common shares outstanding during the year. Fully diluted earnings (loss) per share is calculated on the weighted average number of shares that would have been outstanding during the year had the trade creditor debt and short-term debentures outstanding been converted into common shares at the beginning of the period.

NOTE 3 -  PROPOSED MERGER

On May 1 1996, the Company entered into an agreement and plan of Merger with Electronic Transmission Corporation ("ETC-Texas"), a Texas-based private company, whereby ETC-Texas would be merged with and into the Company, with the Company being the surviving company. The merger provides that each share of issued and outstanding common stock of ETC-Texas, no par value, shall be converted into the right to receive one and one-fourth shares of common stock, $0.001 par value, of the surviving Company. As of December 31, 1996, the Company had 2,007,145 shares of common stock issued and outstanding, while ETC-Texas had 7,153,601 shares issued and outstanding of ETC-Texas common stock. As a result of the merger, the shareholders of ETC-Texas would receive 8,942,001 shares of common stock in exchange for all of the shares issued and outstanding of the Company. Upon completion of the merger and exchange of shares, the surviving company would have 10,949,146 shares of common stock issued and outstanding.

The merger is in effect a reverse acquisition and will be accounted for as a recapitalization of ETC-Texas, with ETC-Texas as the acquirer. Accordingly, no goodwill or other intangible assets will be recorded. ETC-Texas is in the business of providing an electronic medical claims-flow process whereby paper medical claims are electronically scanned and transposed into images formatted for the claims payer to utilize for adjudication and payment.

NOTE 4 -  REORGANIZATION

At December 31, 1995, the Company was subject to a "Cease Trade Order" issued by the Alberta Securities Commission, the "ASC" for failing to file annual audited financial statements for the year ended December 31, 1991, and the first quarter interim unaudited statements for the period ended March 31, 1992 and further that ETC Transaction Corporation failed to concurrently send the foregoing financial statements to each holder of its securities. Pursuant to this violation, the Company's common shares were automatically removed from the Alberta Stock Exchange ("ASE") on January 12, 1993, due to trading in its securities being suspended for six months. The Company has no intention to apply to relist on the ASC. The following is a summary of the Company's activities in connection with the reorganization of its affairs which occurred during 1996:

(i)  Consolidated common share capital on a 1-for-5 basis on March 21, 1996;
(ii) Changed its name to "ETC Transaction Corporation" on March 26, 1996;
(iii)Settled $552,500 of convertible debenture debt by the issuance of 552,500 shares of common stock (see Note 7) on April 1, 1996;
(iv) Settled $83,816 of trade creditor debt and $201,111 of shareholder debt by the issuance of 284,927 shares of common stock on April 1, 1996;

On January 8, 1996 ETC Transaction Corporation filed with the ASC and sent its shareholders annual audited financial statements for each of the years ending December 31, 1991 to 1994 and its interim unaudited quarterly financial statements for the periods ending March 31, 1995, June 30, 1995 and September 30, 1995.

On March 12, 1996, in accordance with an order from the Court of Queen's Bench of Alberta allowing ETC Transaction Corporation to hold its 1990 through 1994 annual meetings in 1996, ETC Transaction Corporation held a special and annual meeting of its shareholders at which time items (i), (iii) and (iv) were voted and approved.

On March 21, 1996, the ASC varied its Cease Trade Order for the purpose of completing the proposed merger of ETC Transaction Corporation and ETC-Texas. The ASC also ordered that its Cease Trade Order would be revoked forty-eight (48) hours after the ASC received:

     (i) verification that the United States Securities and Exchange Commission ("SEC") had declared effective the Registration Statement on S-4;

     (ii) confirmation by ETC Transaction Corporation of the issuance of a press release setting out the material terms of the merger with ETC-Texas and the continuance of ETC Transaction Corporation out of the Province of Alberta into the State of Delaware.

NOTE 5 - COMMON STOCK OFFERING

On May 15, 1996, the Company sold 519,717 shares in a private placement offering of common stock to raise working capital to fund its post-merger business plan. The private placement issued common stock at a price of $1.50 per share and raised $779,575 in capital. Upon completion of the offering, the capital was advanced to ETC-Texas for use as a working capital loan with interest accruing at 6% per annum.

NOTE 6 - GOING CONCERN AND CONTINUED OPERATIONS

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern. Accordingly, they do not reflect adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business. Because of the working capital deficiency of $125,944 as of December 31, 1996, the Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and/or complete its proposed merger. It is not possible to predict whether financing efforts will be successful or if the Company will attain profitable levels of operation.

Management plans to mitigate the going concern issues by completing a merger with ETC-Texas as described in Note 3. Upon completion of the merger, management believes that it will be successful in generating sufficient cash to support its operations. There can be no degree of assurance that the Company will be successful in raising additional working capital or executing its business plan after the merger to the extent that it will be profitable.

NOTE 7 - CONVERTIBLE SHORT-TERM DEBENTURES

During 1991 and 1992, the Company issued $500,000 and $105,000, respectively, for a total of $605,000 in short-term convertible debentures. These were due 180 days from issuance bearing an interest rate of 20%. The debentures provided for the holder to receive ten common shares of common stock for each one U.S. dollar of debenture.

During 1995, debenture holders formally agreed to forgive all accrued interest on the debentures and convert the debentures into 552,500 post-consolidated shares of common stock in settlement of all obligations under the $552,500 of outstanding debt. The accrued interest was charged to income in 1995 as an extraordinary item for early extinguishment of debt. On April 1, 1996, the Company issued 552,500 post-consolidated common shares in the Company to Debenture Holders representing $552,500 of debt in full and final settlement of all obligations under the debentures. At December 31, 1996, outstanding debentures amounted to $52,500.

NOTE 8 - RELATED PARTY TRANSACTIONS

Included in accounts payable at December 31, 1995 and 1996, is accounts payable to previous officers totaling $26,500 and $0, respectively. Amounts due to shareholders are for prior services rendered and working capital infusions.

NOTE 9 - INCOME TAXES

The Company has Canadian net operating loss carryforwards for Canadian tax purposes totaling Cdn$214,000 that are available to offset its future Canadian income tax liability. The Canadian loss carryforwards expire in 1997.

The Company has U.S. net operating loss carryforwards for U.S. tax purposes totaling approximately $789,000 that are available to offset its future U.S. income tax liability. The net U.S. operating loss carryforwards expire as follows:

                        2006                                                 $        170,000
                        2007                                                          362,000
                        2008                                                          117,000
                        2009                                                          120,000
                        2010                                                           10,000
                        2011                                                           10,000
                                                                             ----------------

                        Total                                                $        789,000
                                                                             ================


Realization of the benefit of these net operating loss carryforwards appears uncertain, accordingly, a valuation allowance of $127,500 and $403,000 has been recorded against the deferred tax asset resulting from the net operating loss carryforwards as of December 31, 1995 and 1996, respectively. There are no other significant temporary differences for financial and income tax reporting purposes at December 31, 1995 or 1996.

NOTE 10 - CASH FLOW SUPPLEMENTAL INFORMATION

The following is a schedule of required supplemental cash flow information:

                                                                                      1995             1996
                                                                                ---------------   -------------

                  Interest paid                                                 $            --   $           --
                                                                                ===============   ==============

                  Income taxes paid                                             $            --   $           --
                                                                                ===============   ==============

NOTE 11 - SUBSEQUENT EVENT

ETC Transaction Corporation and ETC-Texas filed with the SEC a S-4 Registration Statement for the purpose of registering the Common Shares to be issued and outstanding in ETC-Transaction Corporation, after giving effect to the merger. The registration statement was declared effective on January 7, 1997.

The shareholders of ETC-Texas held a special meeting on January 31, 1997 approving the terms and conditions of the merger. The shareholders of ETC Transaction Corporation held a special meeting on February 10, 1997 and also approved the merger.

On February 11, 1997, the following occurred in relation to the merger with ETC-Texas:

   (i) Completed the merger with ETC-Texas. The merger became effective in consideration of ETC Transaction Corporation issuing 1.25 post merger shares of common stock for each issued and outstanding share of common stock in ETC-Texas.
     (ii) Continued out of the Province of Alberta, Canada and into the State of Delaware;
     (iii)ETC Transaction Corporation (formerly known as "Solo Petroleums Ltd.") changed its name to "Electronic Transmission Corporation".

                          INDEPENDENT AUDITORS' REPORT


March 23, 1997

To the Board of Directors and Shareholders of ETC Transaction Corporation (formerly known as "Solo Petroleums Ltd."):

We have audited the special-purpose balance sheets of ETC Transaction Corporation ("Company") and Electronic Transmission Corporation (a Texas corporation) as of December 31, 1995 and 1996 and the related special-purpose statements of operations for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying special-purpose financial statements were prepared for the purpose of presenting the pro-forma effect of the merger (consummated February 11, 1997) between ETC Transaction Corporation and Electronic Transmission Corporation.

In our opinion, the special-purpose financial statements referred to above present fairly, in all material respects, the pro-forma financial position of ETC Transaction Corporation as of December 31, 1995 and 1996 and the results of its pro-forma operations for the years then ended in accordance with generally accepted accounting principles.

As described in Note 3, the accompanying special-purpose financial statements have been prepared assuming that the Company will continue as a going concern. The Company had been substantially inactive from 1992 through 1996. The Company has an accumulated deficit of $4,824,951 as well as a working capital deficiency of $433,273 at December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Simonton, Kutac & Barnidge, L.L.P.

                                             PRO-FORMA BALANCE SHEET

                                                December 31, 1996


                                                     ASSETS

                                                          ETC                         Electronic       Pro Forma
                                                         Transaction                  Transmission    Adjustments
                                                         Corporation    Combined       Corporation

Current Assets:
   Cash and cash equivalents                     $       142            $ 50,125      $        --      $  50,267
   Accounts receivable
       Trade                                             --              236,356               --        236,356
       Employees                                         --               28,203               --         28,203
   Accrued interest receivable                        27,800                  --          (27,800)            --
   Current portion, capital lease
       receivable                                         --              25,095               --         25,095
   Prepaid assets                                         --              15,286               --         15,286

       Total Current Assets                           27,942             355,065          (27,800)       355,207

Property and Equipment, net                               --             521,576               --        521,576

Other Assets:
   Note receivable                                   779,575                  --         (779,575)            --
   Current portion, capital lease
       receivable                                         --              27,723               --         27,723
   Deposits and other                                     --              14,610               --         14,610

       Total Other Assets                            779,575              42,333         (779,574)         2,333

Total Assets                                     $   807,517          $  918,974        $ (80,379)       919,116


                                December 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     ETC                        Electronic
                                                    Transaction                Transmission
                                                    Corporation   Combined       Corporation     Pro Forma

Adjustments
Current Liabilities:
   Accounts payable                              $    26,991       $221,315      $       --     $  248,306
   Accrued expenses                                   50,970        128,248              --        179,218
   Accrued payroll and taxes                              --        189,825              --        189,825
   Accrued interest payable                               --         27,800         (27,800)            --
   Current lease obligations                              --         95,206              --         95,206
   Loan payable                                       23,425             --              --         23,425
   Short term debentures                              52,500             --              --         52,500
           Total Current Liabilities                 153,886        662,394         (27,800)       788,480

Note payable                                              --        779,575        (779,575)            --
Note payable-shareholder                                  --        339,208              --        339,208
Long-term capital leases                                  --        114,106              --        114,106

       Total Liabilities                             153,886      1,895,283        (807,375)     1,241,794

Stockholders' equity:
   Preferred stock, $1 par value,
      2,000,000 shares authorized;
      no shares issued and outstanding                    --             --              --             --
   Common stock, $0.001 par value,
      15,000,000 shares authorized;
      10,949,146 shares issued
      and outstanding                              1,704,569      2,475,637      (4,169,257)         10,949
   Additional paid-in capital
                                                   4,169,257             --              --       4,169,257
   Additional paid-in capital -
      stock options                                       --        322,067              --         322,067
   Accumulated deficit                            (1,050,938)    (3,774,013)             --      (4,824,951)

       Total Stockholders' Equity                    653,631       (976,309)             --        (322,678)

   Total Liabilities and
       Stockholders' Equity                      $   807,517       $918,974       $(807,375)     $  919,116



                        PRO-FORMA STATEMENT OF OPERATIONS

                      For the Year Ended December 31, 1996


                                                     ETC                        Electronic
                                                  Transaction                   Transmission
                                                  Corporation      Combined     Corporation      Pro Forma
Adjustments

Service revenues                                 $         --      $ 935,449     $        --     $  935,449

Costs and Expenses:
   Direct costs                                            --        549,422              --        549,422
   Start up costs                                          --        395,866              --        395,866
   Research and development                                --      1,469,858              --      1,469,858
   General and administrative                              --        953,775              --        953,775

      Total Costs and Expenses                             --      3,368,921              --      3,368,921

Loss from operations                                       --     (2,433,472)             --     (2,433,472)

Other Income (Expense):
   Other income                                           259             --              --            259
   Interest income                                     27,800             --         (27,800)            --
   Interest expense                                   (10,500)       (37,212)         27,800        (19,912)

       Total Other Income (Expense)                    17,559        (37,212)             --        (19,653)

Loss before income tax expense                         17,559     (2,470,684)             --     (2,453,125)

Income tax expense                                         --             --              --             --
Net income (loss)                                $     17,559     (2,470,684)     $       --   $ (2,453,125)

Loss per common share:
       Primary and fully-diluted                                                               $      (0.24)
Weighted average common shares outstanding:
       Primary and fully-diluted                                                                 10,237,578


                                             PRO-FORMA BALANCE SHEET

                                                December 31, 1995


                                                     ASSETS

                                                       ETC                      Electronic
                                                     Transaction                Transmission
                                                     Corporation     Combined   Corporation     Pro Forma
Adjustments

Current Assets:
   Cash and cash equivalents                         $      143     $ 114,885    $       --     $  115,028
   Accounts receivable
       Trade                                                 --         7,059            --          7,059
       Shareholder                                           --        82,744            --         82,744
       Employees                                             --         5,734            --          5,734
   Prepaid assets                                            --         9,204            --          9,204
       Total Current Assets                                 143       219,626            --        219,769

Property and Equipment, net                                  --       137,348            --        137,348

Total Assets                                        $       143     $ 356,974     $      --     $  357,117



                                                December 31, 1995

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          ETC                    Electronic
                                                          Transaction            Transmission    Pro Forma
                                                          Corporation   Combined Corporation     Adjustments


Current Liabilities:
   Accounts payable                                       $  110,845   $  56,340  $        --    $  167,185
   Accrued expenses                                           40,470         809           --        41,279
   Due to shareholder                                        201,111          --           --       201,111
   Accrued payroll and taxes                                      --     109,131           --       109,131
   Loan payable                                               23,647          --           --        23,647
   Short term debentures                                     605,000          --           --       605,000

       Total Current Liabilities                             981,073     166,280           --     1,147,353

Stockholders' equity:
   Preferred stock, $1 par value,
      2,000,000 shares authorized;
      no shares issued and outstanding                            --          --            --           --
   Common stock, $0.001 par value,
      unlimited shares authorized;
      8,302,751 shares issued
      and outstanding                                         87,567  1,494,023    (1,573,287)       8,303
   Additional paid-in-capital                                     --          --     1,573,287    1,573,287
   Accumulated deficit                                    (1,068,497)(1,303,329)            --   (2,371,826)

       Total Stockholders' Equity                           (980,930)   190,694             --     (790,236)

   Total Liabilities and
       Stockholders' Equity                              $       143  $ 356,974   $         --   $  357,117



                                        PRO-FORMA STATEMENT OF OPERATIONS

                                      For the Year Ended December 31, 1995



                                                      ETC                       Electronic
                                                   Transaction                  Transmission    Pro Forma
                                                    Corporation     Combined    Corporation     Adjustments


Service revenues earned during
   development stage                                $        --    $     66,612  $        --    $     66,612

Costs and Expenses:
   Direct costs incurred during
      development stage                                      --          40,764           --          40,764
   Start up costs                                            --         939,347           --         939,347
   Research and development                                  --         179,830           --         179,830

      Total Costs and Expenses                               --       1,159,941           --       1,159,941

Loss from operations                                         --      (1,093,329)          --      (1,093,329)

Other Income (Expense):
   Other income                                            (807)             --           --            (807)
   Interest expense                                     (93,375)             --           --         (93,375)

       Total Other Income (Expense)                     (94,182)             --           --         (94,182)

Loss before income tax expense                          (94,182)     (1,093,329)          --      (1,187,511)

Income tax expense                                           --              --           --              --
Net loss                                           $    (94,182)   $ (1,093,329) $        --   $  (1,187,511)

Loss per common share:
       Primary and fully-diluted                                                               $       (0.21)

Weighted average common shares outstanding:
       Primary and fully-diluted                                                                   5,708,763

NOTE 1 - BASIS OF PRESENTATION

On February 12, 1997, Electronic Transmission Corporation merged with and into ETC Transaction Corporation.

The balance sheets show pro-forma adjustments reflect the effects of a related intercompany loan which was eliminated when the two entities were combined and the adjustment to reflect common stock at par value of the merged entities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND

ETC Transaction Corporation ("Company") was incorporated in September 1986, in Alberta, Canada. The Company was substantially inactive from 1992 to 1996 at which time it reorganized its affairs.

Electronic Transmission Corporation ("ETC-Texas") was incorporated in the state of Texas on December 22, 1994. ETC-Texas was in the development stage until the last quarter of 1996, as it had no significant revenues. In the last quarter, a long-term contract was executed with a large national self-insured corporation and operations commenced. ETC-Texas's business plan is to provide electronic transaction processing services to the health care market. The principal service is the electronic capture and transfer of medical claims for on-line eligibility verification and adjudication between health care providers, self-insured organizations, third party administrators and other managed care organizations.

Background -- On April 19, 1995, ETC-Texas entered into an agreement to purchase the rights to the technology and business of electronically editing and transmitting medical claims from providers to payment organizations (the
Purchased  Business)  from  Sterling  National  Corporation  ("SNC")  by issuing
3,965,100 common shares and a cash payment of $210,000. SNC is a company wholly-owned and controlled by ETC's Chairman of the Board, C.E.O.
and majority shareholder.

The transaction was accounted for using the purchase method as follows:

                  Assets Acquired:
                     Accounts receivable                     $          5,630
                     Computer hardware                                  1,403
                     Computer software                                 13,718
                         Total tangible assets                         20,751

                  Consideration Paid:
                     Cash                                    $        210,000
                     3,965,100 common shares                           20,751
                         Total consideration                          230,751

                  Dividend paid to shareholder               $        210,000

Treatment of the excess cash consideration paid for the acquired business is accounted for as a deemed dividend in accordance with generally accepted accounting principles. Goodwill was not recorded since this transaction was consummated with a related party and this treatment would have constituted a step-up in basis. The transaction is reflected in the financial statements on the date the transaction occurred (April 19, 1995), in accordance with generally accepted accounting principles.

Cash Equivalents -- For purposes of the statements of cash flows, the Company considers any short-term cash investment with a maturity of three months or less to be a cash equivalent.

Accounts receivable -- The Company's trade receivables arise from sales in the normal course of business. The Company uses the allowance method to account for uncollectible accounts; in management's opinion, all accounts are collectible and no allowance is necessary at December 31, 1995 and December 31, 1996.

Revenue recognition -The Company recognizes revenue when services are performed.

Office Furniture and Equipment -- Office furniture, computer and office equipment, software and leasehold improvements are stated at cost. Maintenance and repairs are charged to operating expense. Costs of significant improvements and renewals are capitalized. Depreciation is provided on the straight-line basis over the following useful lives:
                                                                        Useful
                                                                        Lives
                         Office furniture                               5 years
                         Computer and office equipment                  3 years
                         Computer software                              3 years
                         Leasehold improvements                         5 years

Periodically, the Company evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of the equipment or rendered the value of the equipment not recoverable. The recoverability is evaluated by estimating the future cash flows expected to result from use of the asset and its eventual disposition. Equipment as of December 31, 1996, is not considered to be impaired.

Start-Up Costs -- Start-up costs incurred during the period of developing ETC-Texas' business plan are expensed as incurred in accordance with generally accepted accounting principles.

Research and Development -- Research and development costs incurred are expensed as incurred in accordance with generally accepted accounting principles.

Income Taxes -- The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share -- Loss per common share was calculated by dividing the Company's net loss by the weighted average common shares outstanding. Common stock equivalents were excluded from the calculation as such inclusion would have had an anti-dilutive effect; therefore, fully diluted earnings per share is considered to be the same as primary earnings per share. Loss per common share assuming full dilution was calculated in the same manner as described above, except that those shares that were issued in connection with debt conversions were assumed to be outstanding for the entire period.

Use of Estimates and Assumptions -- Management uses estimates and assumptions in preparing its financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Stock-based Compensation -- ETC-Texas compensated certain employees for services rendered by issuing shares of common stock to these individuals during 1995. The measurement date for determining compensation costs is the date of the grant. Compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount the employee must pay to acquire the stock. Compensation cost is recognized as an expense over the period of employment attributable to the option.

New Accounting Standards -- In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. ETC-Texas adopted SFAS 123 on January 1, 1996. The Company will continue to measure compensation costs using the "intrinsic value based method" of accounting for stock issued to employees.

NOTE 3 - GOING CONCERN AND CONTINUED OPERATIONS

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern. The combined entities sustained a net operating loss of $1,187,511 and $2,453,125 during the years ended December 31, 1995 and 1996, respectively. Additionally, at December 31, 1996, ETC's current liabilities exceeded its current assets by $433,273. The Company's continued existence depends upon the success of management's efforts to raise sufficient capital and increase its customer base to execute its business plan.

Management plans to mitigate the going concern issues by marketing its services to large self-insured insurance companies to develop its customer base and increase profitability. Management believes that it will be successful in generating sufficient cash to support its operations. There can be no degree of assurance that the Company will be successful in raising additional working capital or executing its business plan to the extent that it will be profitable.

NOTE 4 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

                                                              December 31,

                                                         1995            1996

                  Furniture                           $  43,056      $  104,349
                  Computer & Office Equipment            68,752         458,178
                  Computer Software                      57,713          92,836
                  Leasehold Improvements                     --           8,791
                                                        169,521         664,154
                  Less:  accumulated depreciation       (32,173)       (142,578)
                                                      $ 137,348      $  521,576

Depreciation expense was $32,173 and $110,405 for 1995 and 1996,  respectively.

NOTE 5 - LEASE OBLIGATIONS RECEIVABLE

The Company, as lessor, has entered into a non-cancelable lease for service equipment. Future minimum lease payments receivable under non-cancelable leases at December 31, 1996 are as follows:
                            For the Years Ending                 Capital
                            December 31,                         Leases

                            1997                             $    29,248
                            1998                                  29,248

    Total minimum lease payments                                  58,496
        Less: amount representing interest                        (5,678)

    Present value of minimum lease payments                       52,818
        Less: current portion                                    (25,095)
    Long-term capital lease obligation                       $    27,723

NOTE 6 - CONVERTIBLE DEBENTURES

At various times throughout 1995 the ETC-Texas issued convertible debentures totalling $120,000. These debentures bore interest at 12% per annum and were convertible into common shares at the option of the holder at a conversion rate of one common share per $1.25 of debenture being converted. As of December 31, 1995, all debenture holders had exercised their options and converted their debentures into a total of 96,000 common shares.

During 1991 and 1992, the Company issued $500,000 and $105,000, respectively, for a total of $605,000 in short-term convertible debentures. These were due 180 days from issuance bearing an interest rate of 20%. The debentures provided for the holder to receive ten common shares of common stock for each one U.S. dollar of debenture.

During 1995, the Company's debenture holders formally agreed to forgive all accrued interest on the debentures and convert the debentures into 552,500 post-consolidated shares of common stock in settlement of all obligations under the $552,500 of outstanding debt. The accrued interest was charged to income in 1995 as an extraordinary item for early extinguishment of debt. On April 1, 1996, the Company issued 552,500 post-consolidated common shares in the Company to Debenture Holders representing $552,500 of debt in full and final settlement of all obligations under the debentures.

NOTE 7 - LEASE OBLIGATIONS PAYABLE

ETC-Texas, as lessee, has entered into various non-cancelable leases for service equipment, vehicles, and office facilities. The cost of assets subject to capital leases included in office furniture and equipment amounted to $182,053 less accumulated depreciation of $21,044 at December 31, 1996.

Future minimum lease payments under non-cancelable leases at December 31, 1996, are as follows:

                            For the Years Ending
                                                     Capital          Operating
                            December 31,             Leases            Leases

                            1997                 $   111,852       $   177,984
                            1998                     102,495           183,680
                            1999                      18,890           189,375
                            2000                          --           195,071
                            Thereafter                    --           149,507

    Total minimum lease payments                     233,237       $   895,617
        Less: amount representing interest           (23,925)

    Present value of minimum lease payments          209,312
        Less: current portion                        (95,206)

    Long-term capital lease obligation           $   114,106

Rent expense during the years ended December 31, 1995 and 1996 for all operating leases was $49,988 and $122,544, respectively, and is included in operating expenses.

In April 1996, ETC-Texas entered into an equipment lease agreement and stock option agreement with a leasing company which is recorded as a capital lease by ETC-Texas. The agreement is for a term of five years and allows ETC-Texas to lease certain equipment for amounts specified in the agreement with rental payments due on the first of each month. As of December 31, 1996, monthly payments required under the lease agreement amounted to $9,321 expiring in 1998.

At any time during the term of the agreement, the leasing company has the right to 1) sell to ETC-Texas any or all of the equipment in exchange for the number of shares of ETC-Texas common stock, or stock of any company with which ETC-Texas merges, that is equal to the purchase of the equipment divided by $1.25 per share or, 2) purchase, at $1.25 per share, the number of shares of ETC stock, or stock of the merged company, equal to the purchase price of the equipment divided by 1.25, and give ETC-Texas the option to purchase the equipment at the end of the lease for $1.00; provided, that if ETC-Texas issues, agrees to issue or grants an option to purchase ETC-Texas stock to any other person for a price less than $1.25 per share, the price payable to the leasing company will be reduced to such lower price.

The leasing company agreement contains certain restrictive covenants which (i) require ETC-Texas to escrow all accounts received which are derived from the use of this equipment, less third party costs, through March 31, 1996 or until any class of stock is registered with the SEC are otherwise becomes publicly traded, or the funds in escrow equal the total purchase price of the equipment, and (ii) restrict ETC-Texas from issuing additional securities before ETC-Texas merges with a public company. ETC-Texas is in violation of each of these covenants and has obtained a waiver from the leasing company which releases ETC-Texas from any claims under the escrow requirement and violations relating to the issuance of securities.

NOTE 8 - LINE OF CREDIT

Under the agreement with the leasing company discussed in Note 7, ETC-Texas has obtained a $500,000 line of credit from the leasing company to be used as working capital. ETC-Texas may draw from this line up to 80% of its accounts receivable that are under 65 days past due. To secure this line of credit, ETC-Texas will pledge shares of its common stock on a two for one basis (i.e., two dollars trade value of its stock for every one dollar drawn from the line of credit). ETC-Texas will pay a loan origination fee, beginning three months after ETC-Texas merges with a public company, in an amount equal to 10% of the leasing company's exposure under this agreement including the amount spent to purchase equipment and the amount drawn on the line of credit. This fee will be a cumulative amount calculated each quarter. As of December 31, 1996, the Company has made no draws on this line of credit. NOTE 9 - INCOME TAXES

The Company has Canadian net operating loss carryforwards for Canadian tax purposes totaling Cdn $214,000 that are available to offset its future Canadian income tax liability. The Canadian loss carryforwards expire in 1997.

The Company and ETC- Texas have net operating loss carryforwards for U.S. tax purposes totaling approximately $3,949,000 that are available to offset its future U.S. income tax liability. The net U.S. operating loss carryforwards expire as follows:

                          2006                       $               170,000
                          2007                                       362,000
                          2008                                       117,000
                          2009                                       120,000
                          2010                                     1,103,000
                          2011                                     2,077,000

                          Total                      $             3,949,000

The realization of the benefits from these net operating loss carryforwards appears uncertain due to going concern questions and the possible effects of the merger. Accordingly, a valuation allowance of $499,500 and $1,518,000 has been recorded against the deferred tax asset resulting from the net operating loss carryforwards as of December 31, 1995 and 1996, respectively. There are no other significant temporary differences for financial and income tax reporting purposes at December 31, 1995 or 1996.

NOTE 10 - STOCK OPTIONS

ETC-Texas has issued various stock options to employees which are considered compensatory. Stock options were initially granted by the Company during 1995 and no stock options were vested as of December 31, 1995. Additional stock options were granted in 1996 with 134,666 vesting as of December 31, 1996. Vesting varies by employee agreement ranging from 2 to 3 years.

A summary of the status of stock options is set forth below:

                                                          Year ended                         Year ended
                                                        December 31, 1995                December 31, 1996

                                                                  Weighted                          Weighted
                                                                   Average                           Average
                                                                   Exercise                         Exercise
Fixed Options                                      Shares           Price            Shares            Price

Outstanding, beginning of period                        --             --           675,000           $0.001
Granted                                            675,000         $0.001           260,000           $0.001
Exercised                                               --             --          (118,333)          $0.001
Forfeited/expired                                       --             --          (125,000)          $0.001
Outstanding, end of period                         675,000         $0.001           691,667           $0.001

Options exercisable, end of period                      --             --            18,333           $0.001

Weighted average fair value of
    options granted during the year           $       1.25                           $ 1.12

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

Range of exercise prices                                 $0.001 per common share
Weighted average remaining contractual life               2.99 years
Weighted average exercise price                          $0.001 per common share

Compensation costs will be recognized as an expense over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. As of December 31, 1995, no compensation cost was recognized as expense. Future compensation expense to be recorded in subsequent periods as of December 31, 1995 and 1996, was $474,540 and $555,897, respectively. Compensation cost totalling $322,067 was recognized as expense during the year ended December 31, 1996. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, ETC-Texas' net loss and loss per share would have been unchanged.

NOTE 11 - COMMITMENTS

On April 19, 1995, ETC-Texas entered into an agreement with Texas Administrators, Inc. ("TAI"), a third party administrator for medical claims. The agreement called for TAI to assign the rights to third party administrator accounts for a total purchase price of $75,000, representing 1.15 times one year's contracted revenue. Of the purchase price, $35,000 was paid to TAI subsequent to year end. Additionally, ten (10) monthly payments of $4,000 commencing June 10, 1995, are payable to TAI under an executed promissory note.

The agreement called for ETC to enter into consulting agreements with each of the 3 key employees/ sole shareholders of TAI. The consulting agreements called for each of the individuals to assist ETC-Texas in retaining and servicing the assigned accounts and to seek out new third party administrator accounts for which the individuals would be paid commissions. The consulting agreements were for a period of one year commencing April 30, 1995. The Company intended to use TAI's third party administrator accounts as a basis to test ETC-Texas' electronic processing work flow system for processing self-insured medical claims.

On June 1, 1995, ETC-Texas terminated the agreement for breach of contract, claiming the medical claims accounts assigned were not in full force and effect. As of December 31, 1995, ETC-Texas has received $26,232 as third party administrator fees from accounts assigned by TAI. ETC-Texas does not expect to be successful in recovering the $35,000 paid to TAI for the accounts, and accordingly, the amount has been expensed in 1995 as research and development third party administrator fees. During 1996, ETC settled with TAI for the net amount of $5,000.

On April 22, 1995, ETC-Texas also purchased office furniture from TAI having an estimated value of $33,925, with the issuance of 16,000 common shares of ETC-Texas to TAI. The stock was subsequently returned to ETC as part of the settlement.

In December 1995, ETC-Texas entered into an agreement with a marketing firm to assist in obtaining and servicing customers. A member of the marketing firm is a member of the Board of Directors. Compensation for services rendered to ETC-Texas will be paid through November 1997 on a monthly basis equal to 15% of the gross realized revenue from new accounts obtained on behalf of ETC-Texas by the firm. In return, ETC-Texas has agreed to market the services offered by the marketing representative and will be paid monthly over the same term an amount equal to 10% of the gross realized revenue from new accounts obtained on behalf of the firm by ETC-Texas.

In September 1996, ETC-Texas made a two-year agreement with a large national self-insured company to provide electronic transaction processing services for insurance claims. As of December 31, 1996, revenues from this customer amounted to approximately 64% of total revenues and trade accounts receivable include $76,395 of accounts receivable from this customer.

ETC-Texas is engaged in a marketing strategy of utilizing a 90-day trial period with other organizations. These agreements allow for a 90-day trial period for processing claims and ETC-Texas has been successful in providing the service at a fee of $1 per claim.

Effective June 1, 1996, ETC-Texas issued 220,000 stock warrants which expire on June 15, 1997, and allow the holder of each warrant to purchase one share of common stock at a price of $1.50 per share. As of December 31, 1996, no warrants have been exercised.

NOTE 12 - PROPOSED MERGER

On May 1 1996, the Company entered into an agreement and plan of Merger with ETC-Texas whereby ETC-Texas would be merged with and into the Company, with the Company being the surviving company. The merger provides that each share of issued and outstanding common stock of ETC-Texas, no par value, shall be converted into the right to receive one and one-fourth shares of common stock, $0.001 par value, of the surviving Company. As of December 31, 1996, the Company had 2,007,145 shares of common stock issued and outstanding, while ETC-Texas had 7,153,601 shares issued and outstanding of ETC-Texas common stock. As a result of the merger, the shareholders of ETC-Texas would receive 8,942,001 shares of common stock in exchange for all of the shares issued and outstanding of the Company. Upon completion of the merger and exchange of shares, the surviving company would have 10,949,146 shares of common stock issued and outstanding.

The merger is in effect a reverse acquisition and will be accounted for as a recapitalization of ETC-Texas, with ETC-Texas as the acquirer. Accordingly, no goodwill or other intangible assets will be recorded. ETC-Texas is in the business of providing an electronic medical claims-flow process whereby paper medical claims are electronically scanned and transposed into images formatted for the claims payer to utilize for adjudication and payment.

NOTE 13 - COMMON STOCK OFFERING

On May 15, 1996, the Company sold 519,717 shares in a private placement offering of common stock to raise working capital to fund its post-merger business plan. The private placement issued common stock at a price of $1.50 per share and raised $779,575 in capital. Upon completion of the offering, the capital was advanced to ETC-Texas for use as working capital.

NOTE 14 - RELATED PARTY TRANSACTIONS

On May 15, 1996, ETC-Texas received a cash advance of $779,575 from ETC Transaction Corporation to be used as working capital to fund its post-merger business plan. The capital for the ETC Transaction Corporation cash advance was raised in the private placement offering described in Note 13.

ETC-Texas advanced funds for working capital infusions to SNC during 1995 of $82,744. As of December 31, 1996, ETC-Texas had a payable of $339,207, to SNC for working capital loans.

At December 31, 1996, ETC-Texas has a trade receivable due from Electra-Net, L.C., a company wholly-owned and operated by the Chairman of the Board, C.E.O. and majority shareholder of ETC. The receivable totalling $103,026 relates to administrative fees for providing computer processing for medical claims.

ETC-Texas has an agreement to purchase equipment from SNC. The relationship exists through SNC's purchase contract with an equipment wholesaler which allows SNC to purchase equipment at a significant discount. Since ETC-Texas is able to purchase the equipment from SNC at the discounted price, ETC-Texas intends to utilize this relationship for capital expenditures as deemed necessary in the future. ETC-Texas will record the equipment purchases at SNC's cost.

Included in accounts payable at December 31, 1995 and 1996, is accounts payable to previous officers totaling $26,500 and $0, respectively. Amounts due to shareholders are for prior services rendered and working capital infusions.

NOTE 15 - CASH FLOW SUPPLEMENTAL INFORMATION

The following is a schedule of required supplemental cash flow information:

                                                 1995                  1996

                  Interest paid              $     6,424         $     9,021

                  Income taxes paid          $        --         $        --

Non-cash investing and financing activities include the following:

ETC-Texas purchased assets valued at $246,513 through capital lease obligations during the year ended December 31, 1996. ETC-Texas disposed of assets with a carrying value of $64,460 through a capital lease receivable during the year ended December 31, 1996.

During the year ended December 31, 1995 and 1996, the Company issued common stock shares for services rendered at $1 per share in the total amount of $4,000 and $262,625, respectively.

NOTE 16-SUBSEQUENT EVENTS

Merger - A special meeting of the shareholders of ETC-Texas was held on January 31, 1997, the shareholders ratified and approved the terms and conditions of the Merger Agreement and authorized the Board of Directors of ETC-Texas to effect the merger. ETC Transaction Corporation held its annual meeting on February 11, 1997, the shareholders ratified and approved both the Continuance of ETC Transaction Corporation into the State of Delaware and the Merger Agreement and authorized the Board of Directors to effect the Merger. The Merger became effective on February 11, 1997 as the applicable Continuance and Merger documents were filed with the appropriate authorities in the States of Delaware and Texas. ETC and ETC Transaction Corporation intend for the merger transaction to be a reorganization within the meaning of Section 368(a) of the Internal
Revenue  Code of  1986,  as  amended  (the  "Code").  ETC  and  ETC  Transaction
Corporation are each parties to the reorganization and will not recognize any gain or loss as a result of the Merger.

Effective February 11, 1997, the name of ETC Transaction Corporation was changed to Electronic Transmission Corporation, with the Certificate of Incorporation being duly amended to reflect the change of name.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ELECTRONIC TRANSMISSION CORPORATION

                                        By               /s/ L. CADE HAVARD
                                           --------------------------------
                                                           L. Cade Havard
                                                             Chairman, CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature              Title                          Date


     /s/   L. CADE HAVARD            Chairman, Chief Executive    March 31, 1997
-----------------------------
            L. Cade Havard              Officer, President and
                                        Director (Principal
                                        Executive Officer)



     /s/  LOUANN C. SMITH               Controller (Principal     March 31, 1997
-----------------------------
           Louann C. Smith              Accounting Officer)



          /s/ ELAINE BOZE               Director                  March 31, 1997
             Elaine Boze



     /s/ TIMOTHY P. POWELL              Director                  March 31, 1997
-----------------------------
          Timothy P. Powell



       /s/ DAVID O. HANNAH              Director                   March 31,1997
       -------------------              --------                   -------------
            David O. Hannah



      /s/ MICHAEL ECKSTEIN              Director                  March 31, 1997
--------------------------
            Michael Eckstein


            /s/ RICK SNYDER             Director                  March 31, 1997
--------------------------
                Rick Snyder