Form 10QSB
period 1997-03-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 1997-05-15
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1997


                           Commission File No. 221355


                       ELECTRONIC TRANSMISSION CORPORATION
           (Name of Small Business Issuer as Specified in Its Charter)


                  Delaware                              75-2518619
            (State of Incorporation)        (I.R.S. Employer Identification No.)


        5025 Arapaho Road, Suite 501                       75248
              Dallas, Texas                              (Zip Code)
  (Address of Principal Executive Offices)


         Issuer's Telephone Number, Including Area Code: (972) 980-0900



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____



         As of May 14, 1997, 11,297,479 shares of the issuer's Common Stock were outstanding.

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                  BALANCE SHEET
                                  -------------
                                   (Unaudited)

                                     ASSETS
                                     ------



                                                                   March 31,
                                                                     1997
                                                                  ----------

Current Assets:
    Cash  and cash equivalents                                  $     12,977
    Accounts receivable
      Trade                                                          261,895
      Employees                                                        5,495
    Current portion, capital lease
      receivable                                                      25,515
    Prepaid assets                                                    12,601
                                                                  ----------

       Total Current Assets                                          318,483
                                                                  ----------

Property and Equipment, net                                          478,910
                                                                  ----------

Other Assets:
    Capital lease receivable                                          23,292
    Deposits and other                                                11,530
                                                                  ----------

       Total Other Assets                                             34,822
                                                                  ----------

Total Assets                                                    $    832,215
                                                                  ==========

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------
                           BALANCE SHEETS (CONTINUED)
                           --------------------------
                                   (Unaudited)

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------


                                                                    March 31,
                                                                      1997
                                                                  ----------

Current Liabilities:
    Accounts payable                                            $    390,299
    Accrued expenses                                                 300,619
Accrued payroll and taxes                                            203,372
    Current portion, capital lease
       obligations                                                    97,606
                                                                  ----------
          Total Current Liabilities                                  991,896

Debentures                                                            52,500
Loan payable-stockholder                                             541,807
Long-term capital lease obligations                                   88,785
                                                                  ----------

       Total Liabilities                                           1,647,985
                                                                  ----------


Stockholders' equity:
     Preferred stock, $1 par value,
         2,000,000 shares authorized;
         no shares issued and outstanding                                 --
     Common stock, $.001 par value,
         15,000,000 shares authorized;
         11,297,479 shares issued and outstanding                     11,297
     Additional paid-in-capital                                    4,168,937
      Additional paid-in-capital - stock options                     488,435
     Accumulated deficit                                          (5,511,442)
                                                                  ----------

         Total Stockholders' Equity                                 (842,773)
                                                                  ----------

Total Liabilities & Stockholders' Equity                         $   832,215
                                                                  ==========

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                            STATEMENTS OF OPERATIONS
                            -----------------------
                                   (Unaudited)


                                          Three Months Ended March 31,
                                    -----------------------------------------

                                             1996               1997
                                    -------------------  --------------------
Service revenues                    $            23,740  $            312,774

Costs and Expenses:
    Direct Costs                    $             6,273  $            191,027
    Personnel Costs                             264,145               450,581
    Professional Fees                           104,840               199,053
    General and administrative                  102,306               159,468
                                    -------------------  --------------------

       Total Costs and Expenses                 477,564             1,000,129
                                    -------------------  --------------------

Loss from operations                           (453,824)             (687,355)

Other Income                                         --                   864

Income tax expense                                   --                    --
                                    -------------------  --------------------

Net loss                            $          (453,824) $           (686,491)
                                    ===================  ====================


Loss per common share:
       Primary and fully-diluted    $            (0.04)  $             (0.06)
                                    ==================   ===================

Weighted average common
  shares outstanding:
       Primary and fully-diluted            10,586,542            11,695,854
                                    ==================  ====================

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
                                   (Unaudited)


                                                                                   Add'l.
                                                                                  Paid-In
                                                                                   Capital
                                                         Common Stock               Stock         Accumulated
                                                         ------------
                                                     Shares         Amount         Options          Deficit             Total
                                                -------------  --------------    -------------    --------------    --------------
Balance at  December 31, 1996                     10,949,146   $    4,180,206   $     322,067    $   (4,824,951)    $     (322,678)

Issuance of shares for cash                           28,333               28              --                --                  28
Issuance of shares for Compensation                  320,000               --         166,368                --             166,368
  expense
Net loss                                                  --               --              --          (686,491)          (686,491)
                                               -------------   --------------   -------------     --------------    --------------

Balance at March 31, 1997                         11,297,479   $    4,180,234   $     488,435    $   (5,511,442)    $      (842,773)
                                               =============   ==============   =============     ==============    ===============


                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                     1996                  1997
                                                    -------              -------
Cash Flows from Operations:
  Net loss                                  $      (453,824)  $        (686,491)
Adjustments to Reconcile Net Loss to
  Net Cash Provided (Used) by
   Operations:
    Non-cash issuance of common
      stock for services rendered                        --             100,000
    Non-cash compensation from stock options         65,042              66,368
    Depreciation and amortization                    12,626              51,664
    Increase in accounts receivable-trade           (17,802)            (25,539)
    (Increase) decrease  in employee advances        (6,022)             22,707
    (Increase)  decrease  in advances
      to stockholders                               (28,157)            179,175
    (Increase) decrease in prepaid expenses          (8,347)              2,685
    (Increase) decrease in deposits and             (15,772)              2,067
      other assets
    Increase in accounts payable                     38,357              91,021
    Increase (decrease)  in accrued expenses         (5,626)            172,371
    Increase (decrease) in accrued
      payroll and taxes                             (13,681)             13,547
                                                  ----------          ----------
   Net Cash Used in Operations                     (433,206)            (10,425)
                                                  ----------          ----------
Cash Flows from Investing Activities:
    Payments on capital leases receivable                --               4,011
    Purchases of furniture and equipment            (65,053)             (7,985)
                                                  ----------          ----------
   Net Cash Used in Investing Activities            (65,053)             (3,974)
                                                  ----------          ----------

Cash Flows from Financing Activities:
    Payments on capital leases payable               (1,506)            (22,920)
      Issuance of common stock for cash             438,375                  28
                                                  ----------          ----------
   Net Cash Provided (Used) in
      Financing Activities                           436,869           (22,892)
                                                  ----------          ----------

Net decrease in cash                                (61,390)            (37,291)
Cash, beginning of period                           115,028              50,268
                                                  ----------          ----------
Cash, end of period                             $    53,638         $    12,977
                                                 ===========          ==========

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - GENERAL
----------------

The unaudited financial statements included herein for Electronic Transmission Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

NOTE 2 - OFFICE FURNITURE AND EQUIPMENT
---------------------------------------

The following is a summary of office furniture and equipment:

                                                March 31,             March 31,
                                                  1997                  1996
                                               ----------            -----------
             Furniture                        $   104,349           $     44,869
             Computer & Office Equipment          465,344                173,772
             Computer Software                     94,580                 66,946
             Leasehold Improvements                 7,866                     --
                                               ----------            -----------
                                                  672,139                285,587
             Less:  accumulated depreciation     (193,229)              (44,799)
                                               ----------            -----------
                                             $    478,910           $    240,788
                                              ===========            ===========

NOTE 3 - STOCK OPTIONS
----------------------

Compensation costs will be recognized as an expense over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. Compensation cost totalling $166,368 was recognized as expense during the quarter ended March 31, 1997. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net loss and loss per share would have been unchanged.

During the quarter ended March 31, 1997, an additional 320,000 common stock shares were issued as compensation costs to be expensed over 1997. Of the 320,000 shares, 220,000 were registered with the SEC pursuant to the filing of a registration statement on Form S-8 dated April 8, 1997.

In the quarter ended March 31, 1997, L. Cade Havard, Chairman of the Board and Chief Executive Officer, was given the option to purchase 800,000 additional shares of the Company common stock at a price of $1.25 per share.

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 4- MERGER
--------------

A special meeting of the stockholders of Electronic Transmission Corporation, the non-surviving Texas corporation, ("ETC"), was held on January 31, 1997, at which the stockholders ratified and approved the terms and conditions of the Merger Agreement and authorized its Board of Directors of ETC to effect the
merger  with  the  Company's   predecessor   (the  "Merger").   ETC  Transaction
Corporation, an Alberta, Canada corporation and the Company's predecessor corporation, held its annual meeting on February 11, 1997, at which the stockholders ratified and approved both the continuance of ETC Transaction Corporation into Delaware (the "Continuance") and the Merger and authorized its Board of Directors to effect the Merger. The Merger became effective on February 11, 1997 as the applicable Continuance and Merger documents were filed with the appropriate authorities in the States of Delaware and Texas. ETC and ETC Transaction Corporation intend for the merger transaction to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"). ETC and ETC Transaction Corporation were each parties to the reorganization and did not recognize any gain or loss as a result of the Merger. The Merger was in effect a reverse acquisition and was accounted for as a recapitalization of ETC with ETC as the acquirer. Effective February 11, 1997, the name of ETC Transaction Corporation was changed to Electronic Transmission Corporation.

The Merger was effected by ETC Transaction Corporation issuing 1.25 shares for each issued and outstanding common share in ETC. As of the date of the Merger, ETC had 7,153,601 shares issued and outstanding and accordingly, the Merger resulted in the issuance of 8,942,001 shares in ETC Transaction Corporation. Combined with the previously outstanding ETC Transaction shares, there were 10,949,146 issued and outstanding common shares of the Company after the Merger.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of March 31,  1997,  the  Company  had a payable  of  $541,807,  to  Sterling
National Corporation, solely owned and controlled by L. Cade Havard, the Chairman of the Board and Chief Executive Officer of the Company, for working capital.

At March 31, 1997, the Company had a trade receivable due from Electra-Net, L.C., a company wholly-owned and operated by L. Cade Havard, the Chairman of the Board, Chief Executive Officer and majority stockholder of the Company. The receivable totalling $52,770 relates to administrative fees for providing computer processing for medical claims.

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 6-SUBSEQUENT EVENTS
------------------------

Effective April 1, 1997, the Company acquired the assets and business of Electra-Net, L.C. in exchange for 400,000 shares of common stock valued at $500,000. Electra-Net, L.C. is in the business of obtaining discounts and repricing medical claims.

The Company obtained a $125,000 line of credit from Texas Community Bank in April 1997. Advances will be made and principle plus any unpaid interest will be due July 17, 1997. Accrued interest is payable on a monthly basis, beginning May 17, 1997, at a variable interest rate not to exceed 18% per annum. Interest will be calculated from the date of each advance until repayment of each advance or maturity, whichever occurs first.

Effective May 2, 1997, Elaine Boze, General Counsel and Director of the Company, resigned to pursue her independent law practice. The resignation was not a result of any dispute or disagreement between Ms. Boze and the Company.

In May 1997, the Company authorized the issuance of an aggregate offering of $1,000,000 of its one-year 12% Convertible Subordinated Debentures in order to fund new acquisitions, pay-off existing debts and for future working capital. The Debentures are due in May 1998 with interest payable semi-annually. The holder or holders of this Debenture may, at any time prior to maturity, convert the principal amount of and the accrued interest on this Debenture into Common Stock of the Company at varying conversion rates of Debenture principal and/or accrued interest for one share of Common Stock. The offering is on a best efforts basis and will terminate on June 1, 1997 unless otherwise extended.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As ETC Transaction Corporation, the Company's predecessor, was a dormant entity prior to the effectiveness of the Merger, the following comparative and analysis assumes that the Merger was effective as of January 1, 1997 for the purpose of comparing the financial condition and results of operations of ETC Transaction Corporation and the Company for the noted periods.

Results of Operations of The Company

         For the Three Months Ended March 31, 1996. For the three months ended March 31, 1996, the results of operations were significant in that the Company determined the types of clients to pursue and the nature of processing services to be provided. Management secured its first substantial clients and began the process of implementing its system for commercial use. Although no significant revenues were generated from the electronic transmission of data, the process of handling claims information was established.

         The work flow process methodology was completed in the first quarter of fiscal 1996, and the first clients to use this service on a commercial basis were engaged. The first commercial operation utilizing the developed system began operation in April 1996. Despite the extended development period, the Company believed it was important to bring to market a service that was fully functional. Also, management recognized that much of the Company's potential market consisted of larger, more established companies, and that success and credibility would be largely determined by the reliability of the Company's systems and processes. The Company has not encountered significant technical or procedural problems in any area of its claims processing operation since implementation of its work flow process.

         Direct expenses incurred for services provided during the development stage in the first quarter of fiscal 1996 were $6,273 or 26% of total revenues for the period. In addition to minimal revenues, the Company's lack of operating history resulted in a reluctance by vendors to extend any credit to the Company and any credit that was offered was on unfavorable terms. With the lack of adequate trade credit to build its business, the Company relied on its ability to generate additional capital through the issuance of debt and/or equity securities to fund the operating expenses of the business.

For the Quarter Ended March 31,1997 Compared to the Quarter Ended March 31, 1996

         For the quarter ended March 31, 1996, the Company was still a development stage enterprise. Revenues were $23,740 and net loss was $453,824. As the Company had not begun its ongoing operations, a detailed discussion of comparative results of operations is not meaningful.

         Revenues for the quarter ended March 31, 1997 were $312,774 and net loss was $686,491. Principal expenses were personnel costs of approximately $450,581 and legal and professional expenses of approximately $199,053. Legal and professional expenses are primarily related to expenses incurred for general corporate matters, preparation of the Merger Agreement and related documents, the audit, and accounting and legal fees for the preparation of the Company's Annual Report on Form 10-KSB.

Operating Expenses

         Direct costs for the quarter ended March 31, 1996 consisted primarily of $4,036 in OCR costs.

         Management believes that it has been able to manage the relationship between cost and revenues up to the present with income increasing at a much faster rate than expenses given the implementation of claims processing services. Direct costs for the quarter ended March 31, 1997 consisted primarily of $99,815 in data entry personnel costs, $60,774 in OCR costs and $9,117 in electronic data line costs.

Net Loss

         The Company incurred a net loss of $453,824 and $686,491 for the quarters ended March 31, 1996 and 1997, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

         At March 31, 1997, the Company had cash and cash equivalents of approximately $12,977, and a working capital deficit of approximately $673,413. Additionally, the Company has a $500,000 line of credit available from Ironwood Leasing under which no borrowings were outstanding at March 31, 1997. In April 1997, the Company obtained a $125,000 line of credit from Texas Community Bank, Dallas, Texas. Advances will be made and principle plus any unpaid interest will be due July 17, 1997. Subsequent to the quarter ended March 31, 1997, the Company authorized the issuance of an aggregate offering of $1,000,000 of its one-year 12% Convertible Subordinated Debentures in order to fund new acquisitions, pay-off existing debts and for working capital.

         The Company believes that the Merger will have a positive effect on its liquidity and capital resources. The Merger provides the Company with greater capital resources and liquidity through the availability of public markets and financing opportunities; however, its results of operations will be only marginally improved as ETC Transaction Corporation had no significant operations.

         The Company has continued to expand its client base by adding new claims automation and repricing clients, including a 90-day agreement with Champion International.

         Research and development to be performed over the next twelve months will be to enhance the current software programs used in automating clients by increasing the speed of processing and developing value added services for clients. It is not expected that costs associated with projected research and development efforts will materially effect the financial condition and results of operations of the Company for fiscal 1997.

         Effective April 1, 1997, the Company acquired the assets and business of Electra-Net, L.C. in exchange for 400,000 shares of common stock valued at $500,000. Electra-Net, L.C. is a company wholly-owned and operated by L. Cade Havard the Chairman of the Board and Chief Executive Officer of the Company. Electra-Net is in the business of obtaining discounts and repricing medical claims. It is estimated that the revenues from Electra-Net will increase the current revenues 300%. The Company has not only offered this service to existing clients, but has added five additional clients using just the discount and repricing services.

         There are no significant sales or purchases of plant and equipment expected to occur in fiscal 1997, other than normal, recurring minor furniture and small equipment purchases.

         As the Company grows in the number of claims it processes, the number of employees will also increase but not significantly. Personnel that is added to handle the increase in volume will typically be added in the data perfection and quality assurance departments. These are hourly employees and are readily available in the marketplace.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         See Note 4 to the Financial Statements on page 7.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Financial Statements and Exhibits                                                         Page
      ---------------------------------                                                         ----

         1.    Financial Statements.  The following financial statements are submitted as a part of this report:

         Balance Sheet - March 31, 1997...............................................          F-1

         Statements of Operations - Quarters Ended March 31, 1997 and 1996............          F-3

         Statement of Stockholders' Equity - Quarter Ended March 31, 1997.............          F-4

         Statements of Cash Flows - Quarters Ended March 31, 1997 and 1996............          F-5

         Notes to Financial Statements................................................          F-6

2.       Exhibits

         Not applicable.

(b)      Reports on Form 8-K.

         Form 8-KSB was filed on February 11, 1997, disclosing the merger of ETC Transaction Corporation and Electronic Transmission Corporation. The following financial statements were filed with the Form 8-KSB:

  (a)Audited Financial Statements of Electronic Transmission Corporation as of and for the years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996 and notes thereto together with the Report of Independent Accountants.

  (b)Pro-Forma Condensed Combined Financial Statements of ETC Transaction Corporation and Electronic Transmission Corporation (unaudited):

  (i)Pro-Forma Condensed Combined Balance sheet for the nine months ended September 30, 1996 with Footnotes.

 (ii) Pro-Forma Condensed Combined Statement of Operations for the nine months ended September 30, 1996. (iii) Pro-Forma Condensed Combined Statement of Operations for the 52 weeks ended December 31, 1995.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ELECTRONIC TRANSMISSION CORPORATION

     Signature                       Title                             Date
     ---------                       -----                             ----

    /s/   L. CADE HAVARD    Chairman, Chief Executive               May 15, 1997
------------------------
    L.    Cade Havard       Officer, President and
                            Director (Principal
                            Executive Officer)

  /s/   LOUANN C. SMITH     Controller (Principal                   May 15, 1997
-----------------------
      Louann C. Smith       Accounting Officer)