Form 10QSB
period 1997-06-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 1997-08-14
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTER ENDED JUNE 30, 1997


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



         As of August 8, 1997, 12,472,479 shares of the issuer's Common Stock were outstanding.

                 ELECTRONIC TRANSMISSION CORPORATION

                    PART I - FINANCIAL INFORMATION

                            BALANCE SHEET
                             (Unaudited)

                                ASSETS



                                                              June 30, 1997
                                                             ---------------

Current Assets:
    Cash                                                      $      182,793
    Accounts receivable
      Trade                                                          622,572
      Employees                                                        8,263
      Shareholder                                                      2,529
    Current portion, capital lease
      receivable                                                      26,377
    Prepaid assets                                                    16,446

       Total Current Assets                                          858,980

Property and Equipment, net                                          483,355

Other Assets:
    Capital lease receivable                                          14,207
    Goodwill, net                                                    396,208
    Deposits and other                                                 5,450
                                                             ---------------

       Total Other Assets                                            415,865

Total Assets                                                 $     1,758,200
                                                             ===============

                               (Unaudited)

                    LIABILITIES & STOCKHOLDERS' EQUITY


                                                               June 30, 1997
                                                              --------------

Current Liabilities:
    Accounts payable                                         $       343,291
    Accrued expenses                                                 351,011
Accrued payroll and taxes                                             96,596
    Customer deposit payable                                          75,531
    Note payable                                                     163,298
    Line of credit                                                   125,000
    Current portion, capital lease
       obligations                                                   106,270
          Total Current Liabilities                                1,260,997

Debentures                                                           202,500
Long-term capital lease obligations                                   73,371

       Total Long-term Liabilities                                   275,871


Stockholders' equity:
     Preferred stock, $1 par value,
         2,000,000 shares authorized;
         no shares issued and outstanding                                --
     Common stock, $.001 par value,
         15,000,000 shares authorized;
         12,447,479 shares issued and outstanding                     12,447
     Additional paid-in-capital                                    5,318,017
      Additional paid-in-capital - stock options                   1,252,987
     Accumulated deficit                                          (6,362,119)

         Total Stockholders' Equity                                  221,332

Total Liabilities & Stockholders' Equity                    $      1,758,200
                                                            ================

                                 ELECTRONIC TRANSMISSION CORPORATION
                                      STATEMENTS OF OPERATIONS
                                           (Unaudited)



                                               Three Months Ended June 30,                 Six  Months Ended June 30,

                                                   1996                 1997                   1996                   1997
                                                  ------               ------                 ------                 ------
Service revenues                            $          190,340  $         1,090,488  $            214,080  $        1,403,262
                                            ------------------   ------------------     -----------------      --------------


Costs and Expenses:
    Direct Costs                            $           83,458  $           464,707  $             89,731  $          655,733
    Personnel Costs                                    224,989              438,886               424,092             723,099
    Stock Compensation Expense(1)                       76,967              764,552               142,009             930,920
    Professional Fees                                  262,192               71,234               367,032             270,287
General and administrative                             140,050              203,311               242,356             362,780
                                            ------------------  -------------------  --------------------  ------------------

       Total Costs and Expenses                        787,656            1,942,690             1,265,220           2,942,819
                                            ------------------  -------------------  --------------------  ------------------

Loss from operations                                  (597,316)            (852,202)           (1,051,140)         (1,539,557)

Other Income                                                --                1,525                    --               2,389

Income tax expense                                          --                   --                    --                  --
                                            ------------------  -------------------  --------------------  ------------------

Net loss                                    $         (597,316) $          (850,677) $         (1,051,140) $       (1,537,168)
                                            ==================  ===================  ====================  ==================


Loss per common share:
    Primary and fully-diluted               $           (0.06)             $  (0.07) $              (0.10) $            (0.13)
                                            ==================  ===================  ====================  ==================

Weighted average common
shares outstanding:
       Primary and fully-diluted                   10,944,102            11,550,253            10,944,102          11,550,253
                                           ==================   ===================  ====================  ==================


         (1) In June 1997, a one-time write-off of stock compensation expense of $600,266 was recognized.

                  ELECTRONIC TRANSMISSION CORPORATION

                   STATEMENT OF STOCKHOLDERS' EQUITY
                              (Unaudited)





                                                  Common Stock
                                           ---------------------------

                                                                                  Add'l.
                                                                             Paid-In Capital     Accumulated
                                              Shares      Amount              Stock Options        Deficit           Total

Balance at  December 31, 1996              10,949,146     $    4,180,206       $     322,067   $   (4,824,951)        $  (322,678)

Issuance of shares for cash                    28,333                 28                  --               --                  28
Issuance of shares for compensation           320,000                 --             166,368               --             166,368
   expense
Net loss                                           --                 --                  --         (686,491)           (686,491)
                                        -------------     --------------       -------------   --------------    ----------------

Balance at March 31, 1997                  11,297,479     $    4,180,234       $     488,435   $   (5,511,442)
                                        -------------     --------------       -------------   --------------         $  (842,773)

Issuance of shares for cash                   230,000                230                  --               --                 230
Stock compensation expense                         --                 --             764,552               --             764,552
Issuance of shares for debt to equity         520,000            650,000                  --               --             650,000
  conversion
Issuance of shares for asset purchase         400,000            500,000                  --               --             500,000
Net loss                                           --                 --                  --         (850,677)           (850,677)
                                        -------------     --------------       -------------   --------------     ---------------

Balance at June 30, 1997                   12,447,479     $    5,330,464       $   1,252,987   $   (6,362,119)         $  221,332
                                        =============     ==============       =============   ==============     ===============


                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                            Three Months Ended June 30,          Six  Months Ended June 30,
                                           ------------------------------       ----------------------------
                                               1996           1997                 1996                     1997
                                             --------       ---------            --------                 ---------
Cash Flows from Operations:
    Net loss                             $   (597,316)    $  (850,677)           $   (1,051,140)     $   (1,537,168)
Adjustments to Reconcile Net Loss
    to Net Cash Provided (Used)
    by Operations:
       Non-cash issuance of common
         stock for services rendered              --              --                         --             100,000
Non-cash compensation from
         stock options                         76,967         764,552                   142,009             830,920
Depreciation and amortization                  37,696          62,973                    50,321             114,637
Increase in accounts receivable               (69,396)       (284,616)                  (87,198)           (310,155)
(Increase) decrease in employee
          advances                            (73,356)         (2,768)                  (79,378)             19,939
(Increase) decrease in advances
          to stockholders                    (199,759)         (2,729)                 (227,918)            176,447
(Increase) decrease in prepaid
          expenses                              5,156          (3,845)                   (3,191)             (1,160)
(Increase) decrease in deposits
          and other assets                      2,297              --                   (13,475)              2,067
Increase (decrease) in
          accounts payable                   (128,054)        (47,006)                  (89,696)             44,015
Increase in accrued expenses                  112,343          50,392                   106,717             222,763
Increase in client deposit                         --          75,531                        --              75,531
Increase (decrease) in accrued
           payroll and taxes                   12,000           1,616                    (1,681)             15,164
                                            ---------      ----------                ----------           ---------
Net Cash Used in Operations                  (821,422)       (236,577)               (1,254,630)           (247,000)
                                            ---------      ----------                ----------           ---------

Cash Flows from Investing Activities:
Purchases of furniture and equipment          (52,057)        (18,926)                 (117,111)            (26,911)
Proceeds on capital lease receivable               --           8,225                        --              12,234
                                            ---------      ----------                ----------           ---------
Net Cash Used in Investing Activities         (52,057)        (10,701)                 (117,111)            (14,677)
                                            ---------      ----------                ----------           ---------



                                       STATEMENTS OF CASH FLOWS (CONTINUED)
                                                   (Unaudited)


                                            Three Months Ended June 30,                Six  Months Ended June 30,
                                            ---------------------------               ----------------------------
                                             1996                 1997                 1996                 1997
                                           -------               ------               ------              ------
Cash Flows from Financing Activities:
Proceeds from issuance of common             749,502              2,295              1,187,877              2,323
    stock
Debenture to equity conversion               552,500                 --                552,500                 --
Proceeds from note payable                        --            170,000                     --            170,000
Proceeds from line of credit                      --            125,000                     --            125,000
Proceeds from issuance of debentures              --            150,000                     --            150,000
Principal payments on note payable                --             (6,703)                    --             (6,703)
Payments on capital leases payable            (5,868)           (23,498)                (7,371)           (46,418)
                                            --------            -------              ---------           --------
Net Cash Provided by Financing
       Activities                          1,296,134            417,094              1,733,006            394,202
                                            --------            -------              ---------           --------

Net increase in cash                         422,655            169,816                361,265            132,525
Cash, beginning of period                     53,638             12,977                115,028             50,268
                                            --------            -------              ---------           --------
Cash, end of period                      $   476,293         $  182,793            $   476,293        $   182,793
                                            ========            =======              =========           ========


      NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

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

NOTE 2 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

                                                 June 30,              June 30,
                                                   1997                  1996

Furniture                                $       105,343         $      44,869
Computer & Office Equipment                      500,919               254,631
Computer Software                                113,642                78,124
Leasehold Improvements                             8,816                    --
                                        ----------------        --------------
                                                 728,720               377,624
     Less:  accumulated depreciation            (245,365)              (82,494)
                                        ----------------        --------------
                                        $        483,355      $        295,130
                                        ================      ================

NOTE 3 - STOCK OPTIONS

Compensation costs will be recognized as an expense over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. On June 15, 1997, the Board of Directors unanimously passed a resolution accelerating the vesting of certain stock options. Therefore, stock compensation costs totalling $764,552 were recognized as expense during the quarter ended June 30, 1997. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net loss and loss per share would have been unchanged.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 1997, the Company had a receivable of $2,529, from Sterling National Corporation, solely owned and controlled by L. Cade Havard, the Chairman of the Board, Chief Executive Officer and President of the Company, for working capital.

NOTES TO FINANCIAL STATEMENTS

In June 1997, L. Cade Havard, Chairman of the Board, Chief Executive Officer and President, in exchange for $650,000 in loans and accrued payroll the Company allowed Mr. Havard to exercise options for 520,000 shares of ETC common stock.

NOTE 5-PURCHASE OF ELECTRA-NET

In April 1997, the Company purchased the assets and business of Electra-Net, L.C. in exchange for 400,000 shares of common stock valued at $500,000. The purchase method was used to account for the acquisition, and the purchase price was allocated as follows:

         Current assets                                       $  78,126
         Property and equipment                                   1,846
         Software                                                19,062
         Goodwill                                               400,966
                                                               --------
                                                               $500,000
                                                               ========

The Company is presently operating the business as a division under the name Electra-Net.

The accompanying financial statements include the operations of Electra-Net for the period from April 1, 1997 through June 30, 1997.


NOTE 6-FINANCING ACTIVITIES

The Company obtained a $125,000 line of credit in April 1997 of which principal and interest are due July 17, 1997. Accrued interest is payable on a monthly basis, beginning May 17, 1997, at a variable interest rate not to exceed 18% per annum. Interest will be calculated from the date of each advance until repayment of each advance or maturity, whichever occurs first.

In May 1997, the Company authorized an aggregate offering of $1,000,000 of its one-year 12% Convertible Subordinated Debentures to fund new acquisitions, pay-off existing debts and supply future working capital. The Debentures are due in May 1998 with interest payable semi-annually. The holder or holders of this Debenture may, at any time prior to maturity, convert the principal amount and the accrued interest on this Debenture into Common Stock of the Company at varying conversion rates of Debenture principal and/or accrued interest for one share of Common Stock. The offering terminated on June 1, 1997 raising $202,500.

NOTES TO FINANCIAL STATEMENTS

Also in May 1997, the Company obtained a short-term working capital loan of $170,000. Eighty-five thousand dollars of the principal amount plus interest will be repaid in twelve monthly payments. Interest only will be due monthly on the remaining eighty-five thousand dollars of the principal amount, which will be due on May 19, 1998. The loan will incur an interest rate of twelve percent per annum from date of funding. The lender has the option to purchase up to 113,333 shares of common stock in the Company at a price of $1.50 per share on or before May 19, 1998.

NOTE 7-BOARD OF DIRECTORS

Effective June 1, 1997, Rick Snyder, Director of the Company, resigned to pursue other business interests. The resignation was not a result of any dispute or disagreement between Mr. Snyder and the Company. Mr. Dennis Barnes was elected Director until the next annual stockholder's meeting.

NOTE 8-SUBSEQUENT EVENTS

On July 17, 1997, the $125,000 line of credit was renewed and increased to $200,000. The principal and any unpaid interest is due on November 17, 1997 and bears interest at eleven percent per annum.

In July 1997, the Company entered into a contract to purchase hardware and license software in order to begin a new division for third party administration ("TPA"). The term of the License and Maintenance Agreement is for five years. The total cost of the system is $441,838 and is payable in four installments beginning with $87,500 due upon execution, followed by $150,000 upon installation of computer system, $116,838 upon the earlier of set-up of system or October 31, 1997 and $87,500 due on January 1, 1998. Operations are expected to begin in September 1997.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Electronic Transmission Corporation (the "Company"), a Delaware Corporation, is the survivor of a merger (the "Merger") of Electronic Transmission Corporation, a Texas corporation, into ETC Transaction Corporation, a Delaware corporation (originally incorporated in the Province of Alberta, Canada). As ETC Transaction Corporation, the Company's predecessor, was a dormant entity prior to the effectiveness of the Merger, the following comparative and analysis assumes that the Merger was effective as of January 1, 1997 for the purpose of comparing the financial condition and results of operations of ETC Transaction Corporation and the Company for the noted periods.

Effective April 1, 1997, the Company acquired the assets and business of Electra-Net, L.C. in exchange for 400,000 shares of common stock valued at $500,000. Electra-Net, L.C. is a company wholly-owned and operated by L. Cade Havard the Chairman of the Board, Chief Executive Officer and President of the Company. Electra-Net is in the business of obtaining discounts and repricing medical claims. The revenues from Electra-Net increased revenues by 349% over the first quarter 1997 revenues while only increasing costs by 34%. The Company has not only offered this service to existing clients, but has added six additional clients using just the discount and repricing services.

Results of Operations of The Company

For the Six Months Ended June 30, 1996. For the six months ended June 30, 1996, the results of operations were significant in that the Company determined the types of clients to pursue and the nature of processing services to be provided. Management secured its first substantial clients and began the process of implementing its system for commercial use. Although no significant revenues were generated from the electronic transmission of data, the process of handling claims information was established.

Direct expenses incurred for services provided during the development stage in the second quarter of fiscal 1996 were $83,458 or 44% of total revenues for the period. In addition to minimal revenues, the Company's lack of operating history resulted in a reluctance by vendors to extend any credit to the Company and any credit that was offered was on unfavorable terms. With the lack of adequate trade credit to build its business, the Company relied on its ability to generate additional capital through the issuance of debt and/or equity securities to fund the operating expenses of the business.

For the Quarter Ended June 30, 1997 Compared to the Quarter Ended June 30, 1996

For the quarter ended June 30, 1996, the Company was still a development stage enterprise. Revenues were $190,340 and net loss was $597,316. As the Company had not begun its ongoing operations, a detailed discussion of comparative results of operations is not meaningful.

Revenues for the quarter ended June 30, 1997 were $1,090,488 and net loss was $850,677. Principal expenses were personnel costs of approximately $438,886, stock compensation costs of $764,552 and legal and professional expenses of approximately $71,234. Stock compensation expense increased due to an election by the Board of Directors to accelerate the vesting of certain stock options. This will be a one-time expense. Legal and professional expenses are primarily related to expenses incurred for general corporate matters and the preparation of various SEC filings.

Operating Expenses

Direct costs for the quarter ended June 30, 1996 consisted primarily of $17,349 in optical character recognition ("OCR") costs, $50,014 in data entry personnel costs and $13,321 in electronic data line costs.

Management believes that it has been able to manage the relationship between cost and revenues up to the present with income increasing at a much faster rate than expenses given the implementation of claims processing services and the acquisition of Electra-Net. Direct costs for the quarter ended June 30, 1997 consisted primarily of $128,803 in data entry personnel costs, $68,345 in OCR costs, $9,017 in electronic data line costs and $207,434 in network fees.

Net Loss

The Company incurred a net loss of $597,316 and $850,677 for the quarters ended June 30, 1996 and 1997, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

At June 30, 1997, the Company had cash and cash equivalents of approximately $182,793, and a working capital deficit of approximately $402,017. In April 1997, the Company obtained a $125,000 line of credit. Advances of $125,000 were made and principal plus any unpaid interest will be due July 17, 1997. Subsequent to the quarter ended June 30, 1997, the Company renewed and increased its line of credit. The line of credit was increased to $200,000. The principal plus any unpaid interest will be due November 17, 1997 and bears an interest rate of elevent percent per annum. The Company authorized the issuance of an aggregate offering of $1,000,000 of its one-year 12% Convertible Subordinated Debentures in order to fund new acquisitions, pay-off existing debts and for working capital. The offering terminated on June 1, 1997 raising $202,500 in debentures. In May 1997, the Company obtained a short-term loan for $170,000 to fund working capital. Eighty-five thousand dollars of the principal amount plus interest will be repaid in twelve monthly payments. Interest only wil be due monthly on the remaining eighty-five thousand dollars of the principal amount, which will be payable on May 19, 1998. The loan will incur an interest rate of twelve percent per annum from date of funding. The lender has the option to purchase up to 113,333 shares of common stock in the Company at a price of $1.50 per share on or before May 19, 1998.

The Company believes that the Merger has had and will continue to have a positive effect on its liquidity and capital resources. The Merger provides the Company with greater capital resources and liquidity through the availability of public markets and financing opportunities; however, its results of operations will be only marginally improved as ETC Transaction Corporation had no significant operations.

The Company has continued to expand its client base by adding new claims automation and repricing clients.

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

With the acquisition of Electra-Net, the revenues have increased over the first quarter of 1997 by 349%. The Company has not only offered this service to existing clients, but has added six additional clients using just the discount and repricing services. Electra-Net is anticipated to maintain these revenues throughout 1997. Due in large part to the acquisition of Electra-Net, Management believes that there will be enough working capital for the next twelve months.

The Company is in the start-up phase of a new division as a third party administrator ("TPA"). A License and Maintenance Agreement was entered into to purchase hardware and license software in order to run the TPA. The TPA will process medical claims on behalf of self-insured corporations. It is estimated that the TPA will add $100,000 in revenues during 1997 and $750,000 in revenues during 1998. Operations are anticipated to begin in September 1997.

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

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements and Exhibits Page

Financial Statements. The following financial statements are submitted as a part of this report:

Balance Sheet - June 30, 1997................................................ 1

Statements  of  Operations  - Three  Months Ended
June 30, 1997 and 1996 and Six Months Ended June 30, 1997 and 1996........... 3

Statement of Stockholders' Equity - Quarter Ended June 30, 1997.............. 4

Statements  of Cash Flows - Three  Months  Ended June 30,  1997 and 1996
and Six Months Ended June 30, 1997 and 1996.................................. 5

Notes to Financial Statements................................................ 7

2.       Exhibits

         Exhibit number 10.15 - Contract for Electra-Net Purchase.

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K for the quarter ended June 30, 1997.
                                                    SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ELECTRONIC TRANSMISSION CORPORATION

         Signature                      Title                        Date


    /s/   L. CADE HAVARD        Chairman, Chief Executive      August 15, 1997
------------------------          Officer, President and
          Cade Havard              Director (Principal
                                   Executive Officer)


  /s/   LOUANN C. SMITH          Controller (Principal         August 15, 1997
-----------------------           Accounting Officer)
      Louann C. Smith