Form 10QSB
period 1997-09-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 1997-11-14
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


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



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of November 7, 1997, 12,665,798 shares of the issuer's Common Stock were outstanding.

                       ELECTRONIC TRANSMISSION CORPORATION
                         PART I - FINANCIAL INFORMATION

                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS



                                                                   September 30,
                                                                       1997
                                                                   -------------
Current Assets:
    Cash                                                              $  141,426
    Accounts receivable
      Trade                                                              398,276
      Employees                                                            9,213
      Shareholder                                                             46
    Current portion, capital lease
      receivable                                                          27,042
    Prepaid assets                                                        47,197

       Total Current Assets                                              623,200

Property and Equipment, net                                              902,568

Other Assets:
    Capital lease receivable                                               7,192
    Goodwill, net                                                        385,470
    Deposits and other                                                     5,450

       Total Other Assets                                                398,112

Total Assets                                                          $1,923,880
                                                                      ==========

                      ELECTRONIC TRANSMISSION CORPORATION
                           BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                                   September 30,
                                                                      1997
                                                                   -------------
Current Liabilities:
    Accounts payable                                                $   814,020
    Accrued expenses                                                    303,181
Accrued payroll and taxes                                                96,596
    Customer deposit payable                                             75,531
    Note payable                                                        174,787
    Current portion, capital lease
       obligations                                                      107,020
          Total Current Liabilities                                   1,571,135

Debentures                                                              152,500
Long-term capital lease obligations                                      47,037

       Total Long-term Liabilities                                      199,537


Stockholders' equity:
     Preferred stock, $1 par value,
         2,000,000 shares authorized;
         no shares issued and outstanding                                  --
     Common stock, $.001 par value,
         15,000,000 shares authorized;
         12,535,798 shares issued and outstanding                        12,536
     Additional paid-in-capital                                       5,370,041
      Additional paid-in-capital - stock options                      1,252,987
     Accumulated deficit                                             (6,482,356)

         Total Stockholders' Equity                                     153,208

Total Liabilities & Stockholders' Equity                            $ 1,923,880
                                                                    ===========

                       ELECTRONIC TRANSMISSION CORPORATION
                STATEMENTS OF OPERATIONS STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                    ----------------------------    ---------------------------
                                         1996            1997              1996         1997
                                    ------------    ------------    ------------    ------------

Service revenues                    $    355,945    $  1,002,169    $    570,025    $  2,405,432
                                    ------------    ------------    ------------    ------------

Costs and Expenses:
    Direct Costs                    $    203,507    $    390,197    $    293,237    $  1,045,930
    Personnel Costs                      255,670         454,991         679,762       1,178,090
    Stock Compensation Expense(1)         89,162            --           231,171         930,920
    Professional Fees                    148,492          33,563         515,523         303,850
General and administrative               402,223         244,817         644,580         607,597
                                    ------------    ------------    ------------    ------------
       Total Costs and Expenses        1,099,054       1,123,568       2,364,273       4,066,387
                                    ------------    ------------    ------------    ------------

Loss from operations                    (743,109)       (121,399)     (1,794,248)     (1,660,955)

Other Income                               2,136           1,162           2,136           3,550

Income tax expense                          --              --              --              --
                                    ------------    ------------    ------------     ------------
Net loss                            $   (740,973)   $   (120,237)   $ (1,792,112)    $ (1,657,405)
                                    ============    ============    ============     ============

Loss per common share:
    Primary and fully-diluted       $      (0.07)   $      (0.01)   $      (0.18)    $      (0.14)
                                    ============    ============    ============     ============
Weighted average common
    shares outstanding:
       Primary and fully-diluted       9,998,724      11,884,688       9,998,724       11,884,688
                                    ============    ============    ============     ============

           (1) In June 1997, a one-time write-off of stock compensation expense of $600,266 was recognized.


                       ELECTRONIC TRANSMISSION CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                               Add'l.
                                                                               Paid-In
                                                                               Capital
                                                     Common Stock              Stock        Accumulated
                                                 -------------------------
                                                  Shares        Amount         Options        Deficit          Total
                                                ----------  -----------      -----------   ------------     ---------

Balance at  December 31, 1996                   10,949,146  $ 4,180,206      $   322,067  $ (4,824,951)     $ (322,678)

Issuance of shares for cash                         28,333           28              --            --              28
Issuance of shares for compensation                320,000           --          166,368           --          166,368
   expense
Net loss                                                --           --               --      (686,491)       (686,491)
                                                ----------  ----------       -----------  ------------       ---------

Balance at March 31, 1997                       11,297,479  $ 4,180,234      $   488,435  $ (5,511,442)      $(842,773)
                                                ----------  -----------      -----------  ------------       ----------
Issuance of shares for cash                        230,000          230              --             --              230
Stock compensation expense                              --           --         764,552             --          764,552
Issuance of shares for debt to equity              520,000      650,000              --             --          650,000
  conversion
Issuance of shares for asset purchase              400,000      500,000              --             --          500,000
Net loss                                                --           --              --       (850,677)        (850,677)
                                                ----------  -----------     -----------   ------------       ----------

Balance at June 30, 1997                        12,447,479  $ 5,330,464     $ 1,252,987   $(6,362,119)       $  221,332
                                                ==========  ===========     ===========   ===========        ==========
Issuance of shares for cash                         46,666           46              --            --                46
Issuance of shares for debenture to                 41,653       52,067              --            --            52,067
    equity conversion
Net loss                                                --           --              --      (120,237)         (120,237)
                                                ----------- -----------     -----------   ------------       -----------

Balance at September 30, 1997                   12,535,798  $ 5,382,577     $ 1,252,987   $(6,482,356)       $  153,208
                                                ==========  ===========     ===========   ===========        ==========



                       ELECTRONIC TRANSMISSION CORPORATION
                              STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                           Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                          -----------------------------   ---------------------------
                                             1996           1997            1996         1997
                                         ----------     ----------       ----------   ----------
Cash Flows from Operations:
  Net loss                               $ (740,973)   $  (120,237)      $1,792,112)  $(1,657,405)
Adjustments to Reconcile Net Loss
  to Net Cash Provided (Used)
  by Operations:
     Non-cash issuance of common
      stock for services rendered             --            --               --         100,000
     Non-cash compensation from
      stock options                          89,162          --            231,171      830,920
     Depreciation and amortization           33,009        74,462           83,330      189,100
     (Increase) decrease in accounts
       receivable                          (153,954)      224,297         (241,152)     (83,794)
     (Increase) decrease in employee
       advances                              54,290          (949)         (25,088)      18,990
      Decrease in advances to
       to stockholders                       59,929         2,481           56,770      179,069
      Increase prepaid expenses             (10,840)      (30,751)         (14,031)     (31,911)
      (Increase) decrease in deposits
        and other assets                      1,234          --            (12,241)       2,067
       Increase decrease in accounts
        payable                             138,476       470,729           48,777      514,744
       (Increase) decrease in accrued
         expenses                             8,040       (47,831)         114,757      174,933
       Increase in client deposit              --            --              --          75,531
       Increase in accrued payroll
         and taxes                           85,678          --             83,997       15,164
                                         ----------     ----------      ----------   ----------
     Net Cash Provided By (Used In)
       Operations                          (435,949)      572,201       (1,465,822)     327,408
                                         ----------     ----------      ----------   ----------

Cash Flows from Investing Activities:
Capital lease receivable                       --            --            (64,460)        --
Purchases of furniture and equipment       (133,704)     (482,937)        (186,364)    (526,595)
Proceeds on capital lease receivable          5,749         6,350            5,749       18,585
                                         ----------     ----------      ----------    ----------
Net Cash Used in Investing Activities      (127,955)     (476,587)        (245,075)    (508,010)
                                         ==========     =========       ==========    =========



                                         STATEMENTS OF CASH FLOWS (CONTINUED)
                                                     (Unaudited)


                                                Three Months Ended Sep. 30,        Nine Months Ended Sept. 30,
                                               ----------------------------       ----------------------------
                                                   1996           1997               1996           1997
                                               -----------     ------------       ------------    ------------

Cash Flows from Financing Activities:
Proceeds from issuance of common                    265,738         52,113          2,558,616         52,371
    stock
Debenture to equity conversion                           --             --           (552,500)            --
Debt to equity conversion                                --             --           (224,758)            --
Proceeds from note payable                               --         32,000                 --        202,000
Pay-off of line of credit                                --       (125,000)                --             --
Proceeds from issuance of debentures                     --        (50,000)                --        100,000
Principal payments on note payable                       --        (20,511)                --        (27,213)
Payments on capital leases payable                  (18,809)       (25,583)           (26,171)       (55,255)
                                               -------------  -------------  -----------------  -------------
Net Cash Provided by (Used In)
       Financing Activities                         246,929       (136,981)         1,755,187        271,903
                                               -------------  -------------  -----------------  -------------

Net increase (decrease) in cash                    (316,975)       (41,367)            44,290         91,301
Cash, beginning of period                           476,293        182,793            115,028         50,125
                                               -------------  -------------  -----------------  -------------
Cash, end of period                             $   159,318    $   141,426        $   159,318    $   141,426
                                               =============  =============  =================  =============


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

NOTE 2 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:


                                                                                Sept. 30,             Sept. 30,
                                                                                  1997                  1996
                                                                              -----------           -----------

Furniture                                                                     $   105,343           $    65,148
                  Computer & Office Equipment                                     590,764               333,412
                  Computer Software                                               505,804               111,929
                  Leasehold Improvements                                            9,746                   839
                                                                              -----------           -----------
                                                                                1,211,657               511,328
                  Less:  accumulated depreciation                                (309,089)             (115,503)
                                                                              -----------           -----------
                                                                              $   902,568           $   395,825
                                                                              ===========           ===========

     In July 1997, the Company purchased hardware and licensed software in order to begin a new division for third party administration ("TPA"). The term of the License and Maintenance Agreement is for five years. The total cost of the system is $441,838 and is payable in four installments beginning with $87,500 paid upon execution, followed by $150,000 due upon installation of computer system, $116,838 upon the earlier of set-up of system or October
     31, 1997 and $87,500 due on January 1, 1998. Operations are expected to begin in January 1998.

NOTE 3-FINANCING ACTIVITIES

     The Company  obtained a $125,000  line of credit in April 1997. On July 17,
     1997,  the $125,000  line of credit was renewed and  increased to $200,000.
     The  principal  balance of $190,000 and interest were paid-off in September
     1997.

     In May 1997, the Company  authorized an aggregate offering of $1,000,000 of
     its  one-year  12%   Convertible   Subordinated   Debentures  to  fund  new
     acquisitions, pay-off existing debts and supply future working capital. The
     Debentures  are due in May 1998 with interest  payable  semi-annually.  The holder or holders of this  Debenture  may,  at any time prior to  maturity, convert the  principal  amount and the accrued  interest on this  Debenture into Common Stock of the Company at

varying conversion rates of Debenture principal and/or accrued interest for one share of Common Stock. The offering terminated on June 1, 1997 raising $150,000. In September 1997, $50,000 in debentures plus accrued interest were converted to 41,653 shares of common stock at a conversion rate of $1.25 per share.

Under a business financing agreement with a bank, the Company has available at September 30, 1997 a revolving credit line of $500,000 that expires September 2, 1998. Under the credit line terms, the Company sells qualified accounts receivable invoices to the bank. The credit line is secured by accounts receivable and a personal guarantee by the Chairman. A 20% (twenty percent) reserve and a service charge are deducted from each invoice with the balance going to the Company for operations. Any receivable which remains unpaid ninety
(90) days after its due date, will be repaid by the Company to the bank through the reserve account. As of September 30, 1997, the balance outstanding on the loan was $299,619.

NOTE 4-SUBSEQUENT EVENTS

In October 1997, Chief Financial Officer, W. Mack Goforth, was hired to begin employment on November 3, 1997.

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OFIFINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Effective April 1, 1997, the Company acquired the assets and business of Electra-Net, L.C. in exchange for 400,000 shares of common stock valued at $500,000. Electra-Net, L.C. is a company wholly-owned and operated by L. Cade Havard the Chairman of the Board, Chief Executive Officer and President of the Company. Electra-Net is in the business of obtaining discounts and repricing medical claims. The revenues from Electra-Net increased revenues in the third quarter by 320% over the first quarter 1997 revenues while only increasing costs by 50%. The Company has not only offered this service to existing clients, but has added seven additional clients using just the discount and repricing services.

Results of Operations of The Company

     For the Nine Months Ended September 30, 1996. For the nine months ended September 30, 1996, the results of operations were significant in that the Company determined the types of clients to pursue and the nature of processing services to be provided. Management secured its first substantial clients and began the process of implementing its system for commercial use. Although no significant revenues were generated from the electronic transmission of data, the process of handling claims information was established.

     Direct expenses incurred for services provided during the development stage in the third quarter of fiscal 1996 were $203,507 or 57% of total revenues for the period. In addition to minimal revenues, the Company's lack of operating history resulted in a reluctance by vendors to extend any credit to the Company and any credit that was offered was on unfavorable terms. With the lack of adequate trade credit to build its business, the Company relied on its ability to generate additional capital through the issuance of debt and/or equity securities to fund the operating expenses of the business.

For the Quarter Ended September 30, 1997 Compared to the Quarter Ended September 30, 1996

     For the quarter ended September 30, 1996, the Company was still a development stage enterprise. Revenues were $355,945 and net loss was $740,973. As the Company had not begun its ongoing operations, a detailed discussion of comparative results of operations is not meaningful.

     Revenues for the quarter ended September 30, 1997 were $1,002,169 and net loss was $120,237. Principal expenses were personnel costs of approximately $454,991 and legal and professional expenses of approximately $33,563. Legal and professional expenses are primarily related to expenses incurred for general corporate matters and the preparation of various SEC filings.

Operating Expenses

     Direct costs for the quarter ended September 30, 1996 consisted primarily of $73,367 in optical character recognition ("OCR") costs, $105,238 in data entry personnel costs and $6,320 in electronic data line costs.

     Management believes that it has been able to manage the relationship between cost and revenues up to the present with income increasing at a much faster rate than expenses given the implementation of claims processing services and the acquisition of Electra-Net. Direct costs for the quarter ended September 30, 1997 consisted primarily of $103,280 in data entry personnel costs, $60,502 in OCR costs, $9,065 in electronic data line costs and $106,375 in network fees.

Net Loss

     The Company incurred a net loss of $740,973 and $120,237 for the quarters ended September 30, 1996 and 1997, respectively. There is a substantial difference in loss per quarter from September 30, 1996 to September 30, 1997. The majority of the change is due to the acquisition of Electra-Net. Since the April 1997 acquisition, on the average, Electra-Net has contributed $442,000 per quarter to the gross profit. The Company anticipates to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

     At September 30, 1997, the Company had cash and cash equivalents of approximately $141,426, and a working capital deficit of approximately $947,935. The material change in the working capital deficit occurring during the third quarter, is the debt taken on to finance the purchase of hardware and software for the start-up of a new division of Third Party Administration ("TPA"). In April 1997, the Company obtained a $125,000 line of credit. Advances of $125,000 were made and principal plus any unpaid interest was due July 17, 1997. The Company renewed and increased its line of credit to $200,000. The principal plus any unpaid interest would have been due November 17, 1997, however, the entire principal and unpaid interest were paid-off in September 1997. In its place the Company has entered into a business finance agreement with a bank. The Company has available as of September 30, 1997, a revolving credit line of $500,000 that expires September 2, 1998. Under the credit line terms, the Company sells qualified accounts receivable invoices to the bank. The bank deducts a service charge, a 20% (twenty percent) reserve with the remaining balance being used for working capital. The bank is repaid as the Company's clients pay their invoices. The Company authorized the issuance of an aggregate offering of $1,000,000 of its one-year 12% Convertible Subordinated Debentures in order to fund new acquisitions, pay-off existing debts and for working capital. The offering terminated on June 1, 1997 raising $150,000 in debentures. In September 1997, one of the debenture holders converted $50,000 in debentures plus accrued interest into 41,653 shares of common stock at a conversion rate of $1.25 per share. In May 1997, the Company obtained a short-term loan of $170,000 to fund working capital. Eighty-five thousand dollars of the principal amount plus interest will be repaid in twelve monthly payments. Interest only wil be due monthly on the remaining eighty-five thousand dollars of the principal amount, which will be payable on May 19, 1998. The loan will incur an interest rate of twelve percent per annum from date of funding. The lender has the option to purchase up to 113,333 shares of common stock in the Company at a price of $1.50 per share on or before May 19, 1998.

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

     With the acquisition of Electra-Net, which reprices and negotiates discounts on medical claims, revenues for the third quarter have increased over the first quarter of 1997 by 320%. The Company has not only offered this service to existing clients, but added six additional clients in the second quarter and four additional clients in the third quarter using just the discount and repricing services. Electra-Net is anticipated to maintain these revenues throughout 1997 and 1998. Management believes there will be enough working capital for the next twelve months due to the acquisition of Electra-Net, addition of new clients to the repricing division and to the automation division.

     The Company is in the start-up phase of a new division as a third party administrator ("TPA"). A License and Maintenance Agreement was entered into to purchase hardware and license software in order to run the TPA. The TPA will process medical claims on behalf of self-insured corporations. Operations are anticipated to begin in January 1998 and it is estimated that the TPA will add $750,000 in revenues during 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Financial Statements and Exhibits                                             Page

         1.    Financial Statements.  The following financial statements are submitted as a part of this report:

         Balance Sheet - September 30, 1997...............                             1

         Statements of Operations - Three Months Ended September 30, 1997 and
         1996 and Nine Months Ended September 30, 1997 and 1996.......                 3

         Statement of Stockholders' Equity - Quarter Ended September 30, 1997..        4

         Statements of Cash Flows - Three Months Ended September 30, 1997 and
         1996 and Nine Months Ended September 30, 1997 and 1996......                  5

         Notes to Financial Statements...................                              7

2.       Exhibits

         None.

(b)      Reports on Form 8-K.

     There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ELECTRONIC TRANSMISSION CORPORATION

         Signature                                    Title                     Date
        ----------                                   -------                    -----


    /s/   L. CADE HAVARD                Chairman, Chief Executive               November 14, 1997
   ---------------------
    L.    Cade Havard                   Officer, President and
                                        Director (Principal
                                        Executive Officer)

  /s/   LOUANN C. SMITH                 Controller (Principal                   November 14, 1997
  ---------------------
      Louann C. Smith                   Accounting Officer)

