Form 10QSB/A
period 1997-06-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 1998-03-16
CIK 1017586

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTER ENDED JUNE 30, 1997


                             Commission File No. 22135


                        ELECTRONIC TRANSMISSION CORPORATION
            (Name of Small Business Issuer as Specified in Its Charter)


                 DELAWARE                             75-2578619
        (State of Incorporation)         (I.R.S. Employer Identification No.)


        5025 ARAPAHO ROAD, SUITE 501                         75248
               DALLAS, TEXAS                               (Zip Code)
  (Address of Principal Executive Offices)


          Issuer's Telephone Number, Including Area Code:  (972) 980-0900


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X     No
                                                         -----     -----

     As of August 8, 1997, 12,472,479 shares of the issuer's Common Stock were outstanding.

                        ELECTRONIC TRANSMISSION CORPORATION

                           PART I - FINANCIAL INFORMATION

                                   BALANCE SHEET
                                    (UNAUDITED)

                                       ASSETS


                                                       June 30,
                                                         1997
                                                      -----------
Current Assets:
  Cash                                                $   182,793
  Accounts receivable
  Trade                                                   390,918
  Employees                                                 8,263
  Current portion, capital lease
    receivable                                             26,377
  Prepaid assets                                           16,446
                                                      -----------
      Total Current Assets                                624,797
                                                      -----------
Property and Equipment, net                               483,356
                                                      -----------
Other Assets:
  Capital lease receivable                                 14,207
  Goodwill, net                                             5,066
  Deposits and other                                        5,450
                                                      -----------
      Total Other Assets                                   24,723
                                                      -----------
Total Assets                                          $ 1,132,876
                                                      -----------
                                                      -----------

                        ELECTRONIC TRANSMISSION CORPORATION

                                    (UNAUDITED)

                         LIABILITIES & STOCKHOLDERS' EQUITY

                                                        June 30,
                                                         1997
                                                      -----------
Current Liabilities:
  Accounts payable                                    $   349,367
  Accrued expenses                                        361,999
  Accrued payroll and taxes                                69,902
  Customer deposit payable                                 75,531
  Note payable                                            163,298
  Line of credit                                          125,000
  Current portion, capital lease
    obligations                                           106,270
                                                      -----------
      Total Current Liabilities                         1,251,367

Debentures                                                202,500
Long-term capital lease obligations                        73,370
                                                      -----------
    Total Long-term Liabilities                           275,870
                                                      -----------

Stockholders' equity:
  Preferred stock, $1 par value,
    2,000,000 shares authorized;
    no shares issued and outstanding                           --
  Common stock, $.001 par value,
    15,000,000 shares authorized;
    11,327,479 shares issued and outstanding               11,327
  Additional paid-in-capital                            4,990,474
  Additional paid-in-capital - stock options              943,287
  Accumulated deficit                                  (6,339,449)
                                                      -----------
    Total Stockholders' Equity                           (394,361)
                                                      -----------
Total Liabilities & Stockholders' Equity              $ 1,132,876
                                                      -----------
                                                      -----------

                                       2

                        ELECTRONIC TRANSMISSION CORPORATION

                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                     Three Months Ended June 30,       Six Months Ended June 30,
                                   ------------------------------    -----------------------------
                                       1996            1997              1996           1997
                                   -------------    -------------    -------------   -------------
Service revenues                   $    190,340     $    912,026     $    214,080    $  1,224,800
                                   ------------     ------------     ------------    ------------
Costs and Expenses:
  Direct Costs                     $     83,458     $    438,454     $     89,731    $    623,192
  Personnel Costs                       224,989          331,005          424,092         721,507
  Stock Compensation Expense(1)          76,967          554,852          142,009         621,220
  Professional Fees                     262,192           71,234          367,032         270,287
  General and administrative            138,898          193,487          237,985         352,955
                                   ------------     ------------     ------------    ------------
      Total Costs and Expenses          786,504        1,589,032        1,260,849       2,589,161
                                   ------------     ------------     ------------    ------------
Loss from operations                   (596,164)        (677,006)      (1,046,769)    (1,364,361)

Other Income                                 --            1,525               --           2,389

Income tax expense                           --               --               --              --
                                   ------------     ------------     ------------    ------------
Net loss                           $   (596,164)    $   (675,481)    $ (1,046,769)   $ (1,361,972)
                                   ------------     ------------     ------------    ------------
                                   ------------     ------------     ------------    ------------
Loss per common share:
  Primary and fully-diluted        $      (0.05)    $      (0.06)    $      (0.10)   $      (0.12)
                                   ------------     ------------     ------------    ------------
                                   ------------     ------------     ------------    ------------
Weighted average common
  shares outstanding:
      Primary and fully-diluted      10,944,102       11,550,253       10,944,102      11,550,253
                                   ------------     ------------     ------------    ------------
                                   ------------     ------------     ------------    ------------


(1) In June 1997, a one-time write-off of stock compensation expense of $554,852 was recognized.

                         ELECTRONIC TRANSMISSION CORPORATION

                          STATEMENT OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)

                                                                   Add'l.
                                                                   Paid-In
                                            Common Stock           Capital
                                     --------------------------     Stock     Accumulated
                                       Shares         Amount       Options      Deficit       Total
                                     ------------   -----------  -----------  -----------   ----------
Balance at  December 31, 1996          7,153,601    $2,475,637   $  322,067   $(3,774,013)  $(976,309)
Merger with ETC Transaction Corp.      2,007,144     1,704,569           --    (1,050,938)    653,631
Conversion of ETC Shares               1,788,401            --           --            --          --
Issuance of shares for cash               28,333            28           --            --          28
Issuance of shares for compensation      320,000            --      166,368            --     166,368
  expense
Net loss                                      --            --           --      (686,491)   (686,491)
                                      ----------    ----------   ----------   -----------   ---------
Balance at March 31, 1997             11,297,479    $4,180,234   $  488,435   $(5,511,442)  $(842,773)
                                      ----------    ----------   ----------   -----------   ---------
Issuance of shares for cash               30,000            30           --            --          30
Stock compensation expense                    --            --      554,852            --     554,852
Capital contribution                          --       721,537           --            --     721,537
Deemed dividend                               --            --           --      (152,526)   (152,526)
Net loss                                      --            --           --      (675,481)   (675,481)
                                      ----------    ----------   ----------   -----------   ---------

Balance at June 30, 1997              11,327,479    $4,901,801   $1,043,287   $(6,339,449)  $(394,361)
                                      ----------    ----------   ----------   -----------   ---------
                                      ----------    ----------   ----------   -----------   ---------

                          ELECTRONIC TRANSMISSION CORPORATION

                                STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       ---------------------------  ----------------------------
                                            1996           1997          1996           1997
                                       ------------   ------------  -------------  -------------
Cash Flows from Operations:
  Net loss                             $  (596,164)   $  (675,481)  $ (1,046,769)  $ (1,361,972)
Adjustments to Reconcile Net Loss
  to Net Cash Provided (Used)
  by Operations:
    Non-cash issuance of common
      stock for services rendered               --        333,632             --        400,000
    Non-cash compensation from
      stock options                         76,967        221,220        142,009        321,220
Depreciation and amortization               37,696         53,146         50,321        104,812
Increase in accounts receivable            (69,396)      (205,084)       (87,198)      (258,423)
(Increase) decrease in employee
    advances                               (73,356)        (2,768)       (79,378)        19,939
(Increase) decrease in advances
    to stockholders                         25,327       (581,653)        (3,160)      (323,312)
(Increase) decrease in prepaid
    expenses                                 5,156         (3,845)        (3,191)        (1,160)
(Increase) decrease in deposits
    and other assets                         2,297             --        (13,475)         2,067
Increase (decrease) in
    accounts payable                       (43,790)       (56,641)        (5,700)        85,350
Increase in accrued expenses                86,774         61,380         78,522        131,556
Increase in client deposit                      --         75,531             --         75,531
Increase (decrease) in accrued
    payroll and taxes                       12,000       (133,471)        (1,681)      (119,924)
                                       -----------    -----------   ------------   ------------
Net Cash Used in Operations               (536,489)      (914,034)      (969,700)      (924,316)
                                       -----------    -----------   ------------   ------------
Cash Flows from Investing Activities:
Purchases of furniture and equipment       (52,057)       (77,489)      (117,110)       (85,474)
Proceeds on capital lease receivable            --          8,225             --         12,236
                                       -----------    -----------   ------------   ------------
Net Cash Used in Investing Activities      (52,057)       (69,264)      (117,110)       (73,238)
                                       -----------    -----------   ------------   ------------

                          ELECTRONIC TRANSMISSION CORPORATION

                                      (UNAUDITED)


                                       Three Months Ended June 30,   Six Months Ended June 30,
                                       --------------------------    -------------------------
                                           1996          1997           1996           1997
                                       -----------    -----------   ------------   ------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock     237,500             30        675,875             58
Capital Contribution                            --        721,537             --        721,537
Proceeds from capital lease                     --         16,747             --         16,747
Proceeds from note payable                 779,575        170,000        779,575        170,000
Proceeds from line of credit                    --        125,000             --        125,000
Proceeds from issuance of debentures            --        150,000             --        150,000
Principal payments on note payable              --         (6,702)            --         (6,702)
Payments on capital leases payable          (5,868)       (23,498)        (7,371)       (46,418)
                                       -----------    -----------   ------------   ------------
Net Cash Provided by Financing
  Activities                             1,011,207      1,153,114      1,448,079      1,130,222
                                       -----------    -----------   ------------   ------------
Net increase in cash                       422,661        169,816        361,269        132,668
Cash, beginning of period                   53,493         12,977        114,885         50,125
                                       -----------    -----------   ------------   ------------
Cash, end of period                    $   476,154    $   182,793   $    476,154   $    182,793
                                       -----------    -----------   ------------   ------------
                                       -----------    -----------   ------------   ------------

                        ELECTRONIC TRANSMISSION CORPORATION

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

NOTE 2 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

                                                    June 30,      June 30,
                                                      1997         1996
                                                    --------     --------
          Furniture                                 $105,343     $ 44,869
          Computer & Office Equipment                500,919      254,631
          Computer Software                          113,642       78,124
          Leasehold Improvements                       8,816           --
                                                    --------     --------
                                                     728,720      377,624
          Less: accumulated depreciation            (245,365)     (82,494)
                                                    --------     --------
                                                    $483,355     $295,130
                                                    --------     --------
                                                    --------     --------

NOTE 3 - STOCK OPTIONS

Compensation costs will be recognized as an expense over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. On June 15, 1997, the Board of Directors unanimously passed a resolution accelerating the vesting of certain stock options. Therefore, stock compensation costs totalling $554,852 were recognized as expense during the quarter ended June 30, 1997. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net loss and loss per share would have been unchanged.

                        ELECTRONIC TRANSMISSION CORPORATION

                           NOTES TO FINANCIAL STATEMENTS

NOTE 4-BUSINESS COMBINATION

Effective April 1, 1997, the Company completed a business combination with Electra-Net, L.C. ("Electra-Net") by assuming their net liabilities. Electra-Net, L.C. is a company wholly owned and controlled by ETC's former Chairman of the Board, Chief Executive Officer, President and shareholder.

The transaction was accounted for using the purchase method as follows:

          Assets Acquired:
            Cash                            $    2,065
            Accounts receivable                 76,061
            Computer hardware                   20,908
                                            ----------
               Total assets                 $   99,034
                                            ----------
          Liabilities Assumed:
            Accounts payable                $   15,711
            Loans payable                      235,849
                                            ----------
               Total liabilities            $  251,560
                                            ----------
          Net Liabilities Assumed           $  152,526

          Consideration Paid:
            Cash                            $       --
                                            ----------
            Total consideration                     --
                                            ----------
          Dividend paid to shareholder      $  152,526
                                            ----------
                                            ----------


Treatment of the excess consideration (net liabilities assumed) for the business is accounted for as a deemed dividend in accordance with generally accepted accounting principles. Goodwill was not recorded since this transaction was consummated with a related party and this treatment would have constituted a step-up in basis. The transaction is reflected in the financial statements on the date the transaction occurred (April 1, 1997), in accordance with generally accepted accounting principles.

The accompanying financial statements include the operations of Electra-Net for the period from April 1, 1997 through June 30, 1997.

                        ELECTRONIC TRANSMISSION CORPORATION

                           NOTES TO FINANCIAL STATEMENTS

NOTE 5-FINANCING ACTIVITIES

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

NOTE 6-BOARD OF DIRECTORS

Effective June 1, 1997, Rick Snyder, Director of the Company, resigned to pursue other business interests. The resignation was not a result of any dispute or disagreement between Mr. Snyder and the Company. Mr. Dennis Barnes was elected Director until the next annual stockholder's meeting.

NOTE 7-SUBSEQUENT EVENTS

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

     Effective April 1, 1997, the Company completed a business combination with Electra-Net, L.C. ("Electra-Net") by assuming their net liabilities. Electra-Net, L.C. is a company wholly-owned and operated by L. Cade Havard the former Chairman of the Board, Chief Executive Officer and President of the Company. Electra-Net is in the business of obtaining discounts and repricing medical claims. The revenues from Electra-Net increased revenues by 349% over the first quarter 1997 revenues while only increasing costs by 34%. The Company has not only offered this service to existing clients, but has added six additional clients using just the discount and repricing services.

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

FOR THE QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

     For the quarter ended June 30, 1996, the Company was still a development stage enterprise. Revenues were $190,340 and net loss was $596,164. As the Company had not begun its ongoing operations, a detailed discussion of comparative results of operations is not meaningful.

     Revenues for the quarter ended June 30, 1997 were $912,026 and net loss was $675,481. Principal expenses were personnel costs of approximately $438,886, stock compensation costs of $554,852 and legal and professional expenses of approximately $71,234. Stock compensation expense increased due to an election by the Board of Directors to accelerate the vesting of certain stock options. This will be a one-time expense. Legal and professional expenses are primarily related to expenses incurred for general corporate matters and the preparation of various SEC filings.

OPERATING EXPENSES

     Direct costs for the quarter ended June 30, 1996 consisted primarily of $17,349 in optical character recognition ("OCR") costs, $50,014 in data entry personnel costs and $13,321 in electronic data line costs.

     Management believes that it has been able to manage the relationship between cost and revenues up to the present with income increasing at a much faster rate than expenses given the implementation of claims processing services and the acquisition of Electra-Net. Direct costs of $438,454 for the quarter ended June 30, 1997 consisted primarily of $128,803 in data entry personnel costs, $68,345 in OCR costs, $9,017 in electronic data line costs and $207,434 in network fees.

NET LOSS

     The Company incurred a net loss of $596,164 and $675,481 for the quarters ended June 30, 1996 and 1997, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had cash and cash equivalents of approximately $182,793, and a working capital deficit of approximately $626,570. In April 1997, the Company obtained a $125,000 line of credit. Advances of $125,000 were made and principal plus any unpaid interest will be due July 17, 1997. Subsequent to the quarter ended June 30, 1997, the Company renewed and increased its line of credit. The line of credit was increased to $200,000.
The principal plus any unpaid interest will be due November 17, 1997 and bears an interest rate of eleven percent per annum. The Company authorized the issuance of an aggregate offering of $1,000,000 of its one-year 12% Convertible Subordinated Debentures in order to fund new acquisitions, pay-off existing debts and for working capital. The offering terminated on June 1, 1997 raising $150,000. In May 1997, the Company obtained a short-term loan for $170,000 to fund working capital. Eighty-five thousand dollars of the principal amount plus interest will be repaid in twelve monthly payments. Interest only wil be due monthly on the remaining eighty-five thousand dollars of the principal amount, which will be payable on May 19, 1998. The loan will incur an interest rate of twelve percent per annum from date of funding. The lender has the option to purchase up to 113,333 shares of common stock in the Company at a price of $1.50 per share on or before May 19, 1998.

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

     With the addition of Electra-Net, the revenues have increased over the first quarter of 1997 by 349%. The Company has not only offered this service to existing clients, but has added six additional clients using just the discount and repricing services. Electra-Net is anticipated to maintain these revenues throughout 1997. Due in large part to the addition of Electra-Net, Management believes that there will be enough working capital for the next twelve months.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits                                      Page
     ---------------------------------                                      ----

     1. Financial Statements. The following financial statements are submitted as a part of this report:

     Balance Sheet - June 30, 1997                                             1

     Statements of Operations - Three Months Ended June 30, 1997 and 1996
     and Six Months Ended June 30, 1997 and 1996                               3

     Statement of Stockholders' Equity - Quarter Ended June 30, 1997           4

     Statements of Cash Flows - Three Months Ended June 30, 1997 and 1996
     and Six Months Ended June 30, 1997 and 1996                               5

     Notes to Financial Statements                                             7

2.   Exhibits
     --------

     Not applicable.

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K for the quarter ended June 30, 1997.

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ELECTRONIC TRANSMISSION CORPORATION


     Signature                       Title                          Date
     ---------                       -----                          ----
  /s/ W. MACK GOFORTH      Chairman, Chief Executive            March 13, 1998
-----------------------    Officer, and Director
  W. Mack Goforth          (Principal Executive Officer)


  /s/ LOUANN C. SMITH      Controller (Principal                March 13, 1998
-----------------------    Accounting Officer)
  Louann C. Smith