Form 10QSB/A
period 1997-09-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 1998-03-16
CIK 1017586

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


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



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__     No____

     As of November 7, 1997, 12,665,798 shares of the issuer's Common Stock were outstanding.

                     ELECTRONIC TRANSMISSION CORPORATION

                        PART I - FINANCIAL INFORMATION

                                BALANCE SHEET
                                 (UNAUDITED)

                                   ASSETS

                                                      September 30,
                                                           1997
                                                      -------------
Current Assets:
 Cash                                                  $  141,426
 Accounts receivable
  Trade                                                   163,639
  Employees                                                 9,513
 Current portion, capital lease
  receivable                                               27,042
 Prepaid assets                                            40,197
                                                       ----------

  Total Current Assets                                    381,817
                                                       ----------

Property and Equipment, net                               909,568
                                                       ----------

Other Assets:
 Capital lease receivable                                   7,192
 Goodwill, net                                              4,053
 Deposits and other                                         5,450
                                                       ----------

  Total Other Assets                                       16,695
                                                       ----------

Total Assets                                           $1,308,080
                                                       ----------
                                                       ----------

                     ELECTRONIC TRANSMISSION CORPORATION

                                  (UNAUDITED)

                      LIABILITIES & STOCKHOLDERS' EQUITY


                                                      September 30,
                                                           1997
                                                      -------------
Current Liabilities:
 Accounts payable                                     $   821,049
 Accrued expenses                                         312,062
 Accrued payroll and taxes                                 69,902
 Customer deposit payable                                  75,531
 Note payable                                             174,787
 Current portion, capital lease
  obligations                                             107,020
                                                      -----------
   Total Current Liabilities                            1,560,351

Debentures                                                152,500
Long-term capital lease obligations                        47,037
                                                      -----------

  Total Long-term Liabilities                             199,537
                                                      -----------


Stockholders' equity:
 Preferred stock, $1 par value,
  2,000,000 shares authorized;
  no shares issued and outstanding                             --
 Common stock, $.001 par value,
  15,000,000 shares authorized;
  11,415,798 shares issued and outstanding                 11,416
 Additional paid-in-capital                             4,942,498
 Additional paid-in-capital - stock options             1,043,287
 Accumulated deficit                                   (6,449,009)
                                                      -----------

  Total Stockholders' Equity                             (451,808)
                                                      -----------

Total Liabilities & Stockholders' Equity              $ 1,308,080
                                                      -----------
                                                      -----------

                      ELECTRONIC TRANSMISSION CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         Three Months                 Nine Months
                                        Ended Sept. 30,             Ended Sept. 30,
                                    -----------------------    -------------------------
                                       1996         1997          1996           1997
                                    ----------   ----------    -----------   -----------
Service revenues                    $  355,945   $1,002,169    $   570,025   $ 2,226,969
                                    ----------   ----------    -----------   -----------

Costs and Expenses:
  Direct Costs                      $  203,507   $  304,012    $   293,237   $   927,204
  Personnel Costs                      255,670      541,175        679,762     1,162,683
  Stock Compensation Expense(1)         89,162           --        231,171       721,220
  Professional Fees                    148,492       33,563        515,523       303,850
  General and administrative           398,719      234,140        636,705       587,095
                                    ----------   ----------    -----------   -----------
   Total Costs and Expenses          1,095,550    1,112,890      2,356,398     3,702,052
                                    ----------   ----------    -----------   -----------
Loss from operations                  (739,605)    (110,721)    (1,786,373)   (1,475,083)

Other Income                             1,564        1,161          1,564         3,550

Income tax expense                          --           --             --            --
                                    ----------   ----------    -----------   -----------
Net loss                            $ (738,041)  $ (109,560)   $(1,784,809)  $(1,471,533)
                                    ----------   ----------    -----------   -----------
                                    ----------   ----------    -----------   -----------
Loss per common share:
  Primary and fully-diluted         $    (0.07)  $    (0.01)   $     (0.18)  $     (0.12)
                                    ----------   ----------    -----------   -----------
                                    ----------   ----------    -----------   -----------
Weighted average common
 shares outstanding:
  Primary and fully-diluted          9,998,724   11,884,688      9,998,724    11,884,688
                                    ----------   ----------    -----------   -----------
                                    ----------   ----------    -----------   -----------

(1) In June 1997, a one-time write-off of stock compensation expense of $554,852 was recognized.

                      ELECTRONIC TRANSMISSION CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                               Common Stock
                                          -----------------------   APIC Stock   Accumulated
                                            Shares       Amount       Options      Deficit       Total
                                          ----------   ----------   ----------   -----------   ---------
Balance at  December 31, 1996              7,153,601   $2,475,637   $  322,067   $(3,774,013)  $(976,309)
Merger with ETC Transaction Corp.          2,007,144    1,704,569           --    (1,050,938)    653,631
Conversion of ETC Shares                   1,788,401           --           --            --          --
Issuance of shares for cash                   28,333           28           --            --          28
Issuance of shares for compensation          320,000           --      166,368            --     166,368
 expense
Net loss                                          --           --           --      (686,491)   (686,491)
                                          ----------   ----------   ----------   -----------   ---------
Balance at March 31, 1997                 11,297,479   $4,180,234   $  488,435   $(5,511,442)  $(842,773)
                                          ----------   ----------   ----------   -----------   ---------
Issuance of shares for cash                   30,000           30           --            --          30
Stock compensation expense                        --           --      554,852            --     554,852
Capital contribution                              --      721,537           --            --     721,537
Deemed dividend                                   --           --           --      (152,526)   (152,526)
Net loss                                          --           --           --      (675,481)   (675,481)
                                          ----------   ----------   ----------   -----------   ---------
Balance at June 30, 1997                  11,327,479   $4,901,801   $1,043,287   $(6,339,449)  $(394,361)
                                          ----------   ----------   ----------   -----------   ---------

Issuance of shares for cash                   46,666           46           --            --          46
Debenture conversion                          41,653       52,067           --            --      52,067
Net loss                                          --           --           --      (109,560)   (109,560)
                                          ----------   ----------   ----------   -----------   ---------
Balance at September 30, 1997             11,415,798   $4,953,914   $1,043,287   $(6,449,009)  $(451,808)
                                          ----------   ----------   ----------   -----------   ---------
                                          ----------   ----------   ----------   -----------   ---------

                     ELECTRONIC TRANSMISSION CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                   ----------------------------       ---------------------------
                                                       1996          1997                 1996           1997
                                                     ---------    ---------           -----------    ------------
Cash Flows from Operations:
 Net loss                                            $(738,041)   $(109,560)          $(1,784,809)   $(1,471,533)
Adjustments to Reconcile Net Loss
 to Net Cash Provided (Used)
 by Operations:
  Non-cash issuance of common
  stock for services rendered                               --           --                    --        400,000
 Non-cash compensation from
  stock options                                         89,162           --               231,171        321,220
 Depreciation and amortization                          33,009       64,737                83,330        169,550
 (Increase) decrease in accounts
  receivable                                          (153,954)     227,279              (241,152)       (31,144)
 (Increase) decrease in employee
  advances                                              54,290       (1,249)              (25,088)        18,690
 Decrease in advances to
  to stockholders                                       59,928           --                56,770       (323,311)
 Increase prepaid expenses                             (10,840)     (23,751)              (14,031)       (24,911)
 (Increase) decrease in deposits
  and other assets                                       1,234           --               (12,241)         2,067
 Increase decrease in accounts
  payable                                              138,404      471,682               132,701        557,032
 (Increase) decrease in accrued
  expenses                                               5,178     (174,937)               83,700         81,619
 Increase in client deposit                                 --           --                    --         75,531
 Increase in accrued payroll
  and taxes                                             85,678           --                83,997       (119,924)
                                                     ---------    ---------           -----------    -----------
Net Cash Provided By (Used In)
 Operations                                           (435,952)     454,201            (1,405,652)      (345,114)
                                                     ---------    ---------           -----------    -----------

Cash Flows from Investing Activities:
Capital lease receivable                                    --           --               (64,460)            --
Purchases of furniture and equipment                  (133,704)    (489,937)             (186,364)      (575,410)
Proceeds on capital lease receivable                     5,749        6,350                 5,749         18,585
                                                     ---------    ---------           -----------    -----------
Net Cash Used in Investing Activities                 (127,955)    (483,587)             (245,075)      (556,825)
                                                     ---------    ---------           -----------    -----------

                     ELECTRONIC TRANSMISSION CORPORATION

                                  (UNAUDITED)


                                                   Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                   ----------------------------       ---------------------------
                                                       1996          1997                 1996           1997
                                                     ---------    ---------           -----------    ------------
Cash Flows from Financing Activities:
Proceeds from issuance of common
 stock                                                 265,740       52,113               941,615         52,171
Capital contribution                                        --           --                    --        721,537
Proceeds from note payable                                  --       32,000               779,575        202,000
Conversion of debenture to equity                           --      (50,000)                   --        (50,000)
Proceeds from issuance of debentures                        --           --                    --        150,000
Principal payments on note payable                          --      (20,511)                   --        (27,213)
Payments on capital leases payable                     (18,809)     (25,583)              (26,171)       (55,255)
                                                      --------     --------            ----------       --------
Net Cash Provided by (Used In)
  Financing Activities                                 246,931      (11,981)            1,695,019        993,240
                                                      --------     --------            ----------       --------

Net increase (decrease) in cash                       (316,976)     (41,367)               44,293         91,301
Cash, beginning of period                              476,154      182,793               114,885         50,125
                                                      --------     --------            ----------       --------
Cash, end of period                                   $159,178     $141,426            $  159,178       $141,426
                                                      --------     --------            ----------       --------
                                                      --------     --------            ----------       --------

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

NOTE 2 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

                                            Sept. 30,     Sept. 30,
                                              1997           1996
                                          ----------      ---------
         Furniture                        $  105,343      $  65,148
         Computer & Office Equipment         590,764        333,412
         Computer Software                   512,804        111,929
         Leasehold Improvements                9,746            839
                                          ----------      ---------
                                           1,218,657        511,328
         Less: accumulated depreciation     (309,089)      (115,503)
                                          ----------      ---------
                                          $  909,568      $ 395,825
                                          ----------      ---------
                                          ----------      ---------


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

In May 1997, the Company authorized an aggregate offering of $1,000,000 of its one-year 12% Convertible Subordinated Debentures to fund new acquisitions, pay-off existing debts and supply future working capital. The Debentures are due in May 1998 with interest payable semi-annually. The holder or holders of this Debenture may, at any time prior to maturity, convert the principal amount and the accrued interest on this Debenture into Common Stock of the Company at

                     ELECTRONIC TRANSMISSION CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

NOTE 3-FINANCING ACTIVITIES (CONTINUED)

varying conversion rates of Debenture principal and/or accrued interest for one share of Common Stock. The offering terminated on June 1, 1997 raising $150,000. In September 1997, $50,000 in debentures plus accrued interest were converted to 41,653 shares of common stock at a conversion rate of $1.25 per share.

Under a business financing agreement with a bank in Dallas, Texas, the Company has available at September 30, 1997 a revolving credit line of $500,000 that expires September 2, 1998. Under the credit line terms, the Company sells qualified accounts receivable invoices to the bank. The credit line is secured by accounts receivable and a personal guarantee by the Chairman. A 20% (twenty percent) reserve and a service charge are deducted from each invoice with the balance going to the Company for operations. Any receivable which remains unpaid ninety (90) days after its due date, will be repaid by the Company to the bank through the reserve account. As of September 30, 1997, the balance outstanding on the loan was $299,619.

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996

     For the quarter ended September 30, 1996, the Company was still a development stage enterprise. Revenues were $355,945 and net loss was $738,041. As the Company had not begun its ongoing operations, a detailed discussion of comparative results of operations is not meaningful.

     Revenues for the quarter ended September 30, 1997 were $1,002,169 and net loss was $109,560. Principal expenses were personnel costs of approximately $541,175 and legal and professional expenses of approximately $33,563. Legal and professional expenses are primarily related to expenses incurred for general corporate matters and the preparation of various SEC filings.

OPERATING EXPENSES

     Direct costs for the quarter ended September 30, 1996 consisted primarily of $73,367 in optical character recognition ("OCR") costs, $105,238 in data entry personnel costs and $6,320 in electronic data line costs.

     Management believes that it has been able to manage the relationship between cost and revenues up to the present with income increasing at a much faster rate than expenses given the implementation of claims processing services and the addition of Electra-Net. Direct costs for the quarter ended September 30, 1997 consisted primarily of $103,280 in data entry personnel costs, $60,502 in OCR costs, $9,065 in electronic data line costs and $106,375 in network fees.

NET LOSS

     The Company incurred a net loss of $738,041 and $109,560 for the quarters ended September 30, 1996 and 1997, respectively. There is a substantial difference in loss per quarter from September 30, 1996 to September 30, 1997. The majority of the change is due to the addition of Electra-Net. Since the April 1997 addition, on the average, Electra-Net has contributed $442,000 per quarter to the gross profit. The Company anticipates to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had cash and cash equivalents of approximately $141,426, and a working capital deficit of approximately $1,178,534. The material change in the working capital deficit occurring during the third quarter, is the debt taken on to finance the purchase of hardware and software for the start-up of a new division of Third Party Administration ("TPA"). In April 1997, the Company obtained a $125,000 line of credit. Advances of $125,000 were made and principal plus any unpaid interest will be due July 17, 1997. The Company renewed and increased its line of credit to $200,000. The principal plus any unpaid interest was due November 17, 1997, however, the entire principal and unpaid interest were paid-off in September 1997. In its place the Company has entered into a business finance agreement with a bank in Dallas, Texas. The Company has available as of September 30, 1997, a revolving credit line of $500,000 that expires September 2, 1998. Under the credit line terms, the Company sells qualified accounts receivable invoices to the bank. The bank deducts a service charge, a 20% (twenty percent) reserve with the remaining balance being used for working capital.
The bank is repaid as the Company's clients pay their invoices. The Company authorized the issuance of an aggregate offering of $1,000,000 of its one-year 12% Convertible Subordinated Debentures in order to fund new acquisitions, pay-off existing debts and for working capital. The offering terminated on June 1, 1997 raising $150,000 in debentures. In September
1997, one of the debenture holders converted $50,000 in debentures plus accrued interest into 41,653 shares of common stock at a conversion rate of $1.25 per share. In May 1997, the Company obtained a short-term loan of $170,000 to fund working capital. Eighty-five thousand dollars of the principal amount plus interest will be repaid in twelve monthly payments. Interest only wil be due monthly on the remaining eighty-five thousand dollars of the principal amount, which will be payable on May 19, 1998. The loan will incur an interest rate of twelve percent per annum from date of funding. The lender has the option to purchase up to 113,333 shares of common stock in the Company at a price of $1.50 per share on or before May
19, 1998.

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

     With the addition of Electra-Net, which reprices and negotiates discounts on medical claims, revenues for the third quarter have increased over the first quarter of 1997 by 320%. The Company has not only offered this service to existing clients, but added six additional clients in the second quarter and four additional clients in the third quarter using just the discount and repricing services. Electra-Net is anticipated to maintain these revenues throughout 1997 and 1998. Management believes there will be enough working capital for the next twelve months due to the addition of Electra-Net, addition of new clients to the repricing division and to the automation division.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits                                               Page
     ---------------------------------                                               ----
     1.  Financial Statements.  The following financial statements are submitted as a part of this report:

     Balance Sheet - September 30, 1997.............................................   1

     Statements of Operations - Three Months Ended September 30, 1997 and
     1996 and Nine Months Ended September 30, 1997 and 1996.........................   3

     Statement of Stockholders' Equity - Quarter Ended September 30, 1997...........   4

     Statements of Cash Flows - Three Months Ended September 30, 1997 and
     1996 and Nine Months Ended September 30, 1997 and 1996.........................   5

     Notes to Financial Statements..................................................   7

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

     ELECTRONIC TRANSMISSION CORPORATION

     Signature                    Title                            Date
     ---------                    -----                            ----
/s/ W. MACK GOFORTH       Chairman, Chief Executive            March 13, 1998
------------------------  Officer, and Director (Principal
    W. Mack Goforth       Executive Officer)

/s/ LOUANN C. SMITH       Controller (Principal                March 13, 1998
------------------------  Accounting Officer)
    Louann C. Smith