Form 10KSB
period 1997-12-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 1998-03-27
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10 - KSB
                                ----------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         Issuer's Telephone Number, Including Area Code: (972) 980-0900
                            ------------------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)
                            -------------------------
     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                        --   --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its fiscal year ended on December 31, 1997 were $3,249,492.

     As of March 27, 1998, 14,109,358 shares of the issuer's common stock were outstanding.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer, computed by reference to the average bid and asked prices of such common stock on March 27, 1998, was $ 7,495,596.

                       Documents Incorporated By Reference

     No documents, other than certain exhibits, have been incorporated by reference in this report.

ITEM 1. DESCRIPTION OF BUSINESS.

Organization

     Electronic Transmission Corporation, a Delaware corporation (the "Company") is the surviving entity of the merger (the "Merger") of Electronic Transmission Corporation, a Texas corporation ("ETC-Texas") into ETC Transaction Corporation, a Canadian corporation ("ETC-Canada") as continued into the state of Delaware, during the first quarter of 1997. ETC-Texas was organized in December 1994. ETC-Canada was originally incorporated as Solo Petroleums Ltd. ("Solo") in September 1986. ETC-Canada was inactive from 1992 until late 1995 when it reorganized its affairs in preparation of the Merger. In March 1996, Solo changed its name to ETC-Canada and effected a one-for-five consolidation of capital of the outstanding shares of common stock to facilitate the effectiveness of the Merger.

     ETC-Texas and ETC-Canada jointly filed a registration statement with the SEC to register the shares of stock issuable to the stockholders of ETC-Texas under the terms of the Merger, subject to approval of the Merger by the stockholders of the respective companies. The Merger was approved by stockholders of ETC-Texas and ETC-Canada on January 31, 1997 and February 11, 1997, respectively. ETC-Canada, the surviving corporation, then continued into Delaware and changed its name to Electronic Transmission Corporation, with the stockholders of ETC-Texas receiving 1.25 shares of ETC-Canada common stock for every one share of ETC-Texas common stock outstanding as of the time of the Merger. The business operations of ETC-Texas were assumed by the survivor following the Merger.

     All  references to the Company in this Annual Report on Form 10-KSB include
the  Company's   predecessors,   ETC-Texas  and  ETC-Canada,   unless  otherwise
indicated.

General

     The Company is in the business of providing process and systems solutions to the non-provider sector of the health care industry. Process solutions are automated through a broad range of application and data base information systems. Information systems include software solutions developed by the Company and are proprietary in nature. The Company believes that its software and process solutions provide state-of-the-art methodology and technology to its customers. In order to provide the process solutions, the Company contracts with health care payors, self-insured companies and other payors, such as third party administrators ("TPAs"), for automation and electronic data interchange ("EDI") services. The Company also contracts with various health care provider networks, through its Electra-Net division, to provide cost containment services to its clients. With the inauguration of TPA capabilities through ETC Administrative Services, a Texas corporation ("ETC Services"), its wholly owned subsidiary, the Company can provide a continuum of services to a self-insured corporate customer beginning with the scanning of the health care provider's claim and concluding with the payment to the health care provider.

     The Company's revenues are generated by different methods for each segment of its business. The Company is paid a set price for scanning and automating each health care provider claim. Additionally, the Company is paid a specific percentage of the "savings" generated by its re-pricing activities. TPA services are charged on a set price for each customer employee that is serviced by the Company.

Recent Financings

     On December 17, 1997, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. (collectively, the "Investors") obtained the right to purchase up to an aggregate of 3,000,000 shares of common stock, par value $.001 per share (the "Common Stock"), for total consideration of $1,500,000 or $0.50 per share. The Purchase Agreement calls for the sale and purchase of the available shares to occur in two tranches. On December 17, 1997, the Investors purchased an aggregate of 2,447,719 shares of Common Stock, for total cash consideration of $1,223,859.50 (the "First Closing"). The Investors may purchase the remaining 552,281 shares of Common Stock (the "Second Closing") upon the satisfaction by the Company of the conditions identified below as well as certain other conditions which may be required by the Investors.

     The Second Closing is contingent in part upon the Company's ability to effect amendments to its Certificate of Incorporation for the purpose of (i) increasing its authorized Common Stock from 15,000,000 to 20,000,000 shares and
(ii) undertaking a reverse stock split (the "Reverse Stock Split") whereby every four shares of outstanding Common Stock will be exchanged for one share of Common Stock (the foregoing amendments to the Certficate of Incorporation being collectively referred to herein as the "Amendments"). The Company must effect the Reverse Stock Split by August 15, 1998 unless the last reported bid price on The OTC Bulletin Board of a share of Common Stock has exceeded $5.00 on each of the 10 trading days immediately preceding August 1, 1998. A special meeting of stockholders was held on February 25, 1998 at which time the Amendments were approved by the requisite vote of the Company's stockholders. The Certificate of Amendment increasing the authorized Common Stock to 20,000,000 shares was filed with the State of Delaware on February 27, 1998.

Service Areas

     The Company's principal service areas include (i) claims automation, (ii) cost containment, and (iii) TPA, each of which is discussed below:

     Claims Automation Services. The Company provides automation services of healthcare claims for (i) self-insured companies that administer their own healthcare plans and pay their own medical claims, (ii) TPAs that administer healthcare plans and pay medical claims for self-insured companies, (iii) PPOs, and (iv) other managed care organizations that offer discounts on medical claims and who reprice those claims to reflect discounts offered by providers to payors. The claims automation process electronically captures and stores electronic images of scanned paper documents. The Company scans more than one million claims per year for clients, the majority of which are received from self-insured employers. Utilizing its existing work flow process and available imaging technology, the Company processes standardized claim forms by scanning these forms at the client's facility, with the scanned data being transmitted to the Company's imaging center. The two primary sources for the standardized claim forms are from the physicians (HCFA's) and from health care facilities such as clinics and hospitals (UB's). Once received at the Company's imaging center, the data is processed using an optical character recognition process. The Company then stores all available data from the scanned claim forms in proprietary data bases maintained by the Company, manually reviews certain portions of each claim, and transmits the claim information to a medical provider network (including Electra-Net) or to a payor (including ETC Services) for repricing adjudication and/or payment.

     Medical Provider Network Services. The Company, through its Electra-Net division, provides medical provider network services to its clients. Electra-Net is made up of over 40 regional and national networks, PPO's (Physician Provider Organization), PHOs (Physician Hospital Organizations), IPAs (Independent Physician Associations), and other provider groups that have joined with the Company in providing true EDI claims processing in the managed care area. Nationally, the number of provider networks with true EDI capabilities is very small resulting in difficulties for payors looking to reduce costs and streamline their operations. The Company's integrated solution has dramatically reduced the time and effort required by payors to process repriced medical claims. Currently Electra-Net has access to over 384,000 provider contracts that can be repriced electronically, making it, what management believes to be, one of the broadest coverage networks in the country.

     Third Party Administration. The need for TPA services has dramatically increased given that approximately 65% of nationwide group medical insurance is provided through self-insured benefits, where the employer elects to self-insure a percentage of the risk rather than pay a fully insured premium. The portion, if any, which the employer elects not to self-insure is placed as stop loss coverage with a reinsurance carrier. Self-insured benefit plans can be administered either by the insurance company who underwrites the stop loss coverage, self-administered by the employer, or administered by a TPA. Approximately 50% of self-insured employers elect to use a TPA to administer their benefit plan.

     As a full service TPA, the Company, through ETC Services, offers standard administration services, including, but not limited to, marketing the reinsurance, writing plan documents, processing medical, dental, vision and disability claims and ensuring compliance with federal and state mandates. With the electronic data, the Company can reprice electronically all of the claims prior to being loaded into the Company's licensed claims system for auto-adjudication. The electronic claims environment increases accuracy, reduces processing time, and decreases staffing needs. The Company believes that both the brokerage community, which represents employers, and reinsurance carriers acknowledge the benefits of the totally automated claims process system of ETC Services.

Business Strategy

     The Company's current business strategy is to (i) continue to increase cash flows by extensively marketing its services to the non-provider sector of the health care industry, (ii) enhance existing client relationships by offering a broader range of services, and (iii) concentrate research and development activities within a limited number of core areas.

     The following are key elements of the Company's strategy:

     Two Tiered Customer Contracts. The Company typically enters into 90-day service provider agreements which are cancelable by either the client or the Company at any time. During this 90-day period, the Company evaluates the needs of the client, develops a tailored claims processing system, initiates claims processing procedures for the client's analysis and determines its costs associated with the services provided to the client. Upon expiration of the 90-day period, the Company will typically enter into a long-term agreement, generally for a term of two years. The terms of the extended contract will provide services that are developed and custom designed to fit the needs of the client during the 90-day review period. The pricing of these services is based on the Company's current pricing schedules and its cost estimates developed from on-site review of the customer's requirements. The Company utilizes the 90-day review process, which is risk free to the client, as a proving ground for its services thereby allowing it to enter into more lucrative long-term provider contracts. The Company believes that long-term contracts provide benefits to both itself and its clients. Clients are able to realize the cost savings associated with the processing of medical claims through an electronic medium, while long-term contracts add stability to the Company's revenue base and may deter potential competition. After the expiration of the initial term of a long-term contract, the term of the contract continues in effect until the Company or the client notifies the other of its desire to terminate.

     Rapid Installation and Enhanced Processing Capability. The Company installs claims processing equipment, including computer, telecommunications and scanning equipment, for use at the client's facility. Once the contractual relationship is entered into, the Company generally initiates claims processing services within 20 days of the date that an agreement is reached. The Company believes its ability to rapidly install a processing system at a client's location with minimal disruption gives it a significant advantage in the marketplace.

     Enhanced Marketing Effort. Although the Company has utilized direct marketing efforts to solicit customers in the past, new customers have been generated through referrals from a small number of existing clients. Since the Company's areas of service have grown and been enhanced, the Company will supplement its direct sales force in the future. The sales force will be compromised of employees of the Company and outside sales personnel with whom the Company will have entered into specific marketing agreements. The Company believes that to be successful in the future, it will have to expand the range of existing services, its distribution channels and its sales force.

     Professional Services. The Company currently provides system and process review and design, installation and integration services to its customers. The Company does not currently charge the customer for these services. As the Company's services become more customized and are expanded, the Company believes that it will be able to generate a revenue stream from this activity.

     Vendors. The Company currently furnishes the customer with an imaging system that is comprised of hardware, software and certain other peripheral devices free of charge. The Company is considering becoming a value added reseller ("VAR") for the components of the imaging system. As a VAR, the Company would be able to enhance its profit margins on the provision of these systems without increasing its cost of sales.

Research and Development

     All of the Company's computer systems are Year 2000 compliant. The Company believes that to be successful in the future, its products must remain on the leading edge of technology. The Company continually evaluates new imaging components including imaging software (optical character recognition (OCR)) capabilities. Additionally, the Company is continually enhancing its proprietary software used in the provision of the services to its customers. The Company's research and development activities are based in part upon its efforts to make enhancements to existing service components in response to recommendations made by its clients.

Sales and Marketing

     The Company currently markets its services directly through its own sales organization. The Company's services are focused towards medium to large (more than 100 employees) businesses and institutions. Sales are generated primarily by the Company's sales force, currently comprised of three sales personnel. The Company intends to increase sales personnel staffing.

     The Company's sales professionals are supported by a team of computer network technicians. These technicians support the clients during the system installation process and after the sale, provide the clients with repair, maintenance and support services to maintain the onsite scanning systems, if applicable.

     Referrals from existing clients and vendors, particularly Wal-Mart Stores, Inc. ("Wal-Mart") and Capp Care ("Capp Care"), are a significant source of prospective clients and establish credibility with potential clients. In fiscal 1997, revenues related to vendor referrals were responsible for $573,921 (17%) of the Company's revenue. There are no contractual requirements for such referrals and they could cease at any time.

Customers

     The Company markets its processing services primarily to self-insured companies, TPAs and other provider networks or other cost containment companies. The Company's current customer base includes 13 self-insured and self-administered customers, one health care provider network and five TPA customers.

     Under the terms of its existing agreement with Wal-Mart, the Company is obligated to provide electronic medical claims processing and repricing services for a term ending in September 1998. The Company will receive $1.00 per claim processed for the first 50,000 claims processed in a given month, which amount will be reduced by $.10 for every additional 50,000 claims processed in that month. Once 150,000 claims have been processed in a given month, the Company will receive $.75 per additional claim processed during said month. As of December 31, 1997 and 1996, the Company processed approximately 789,300 and 611,250 medical claims for the benefit of Wal-Mart, resulting in revenues to the Company of approximately $1,818,000 and $596,754, respectively. Revenues generated from Wal-Mart represented approximately 54% and 64% of the Company's revenues as of December 31, 1997 and 1996 respectively.

Competition

     The non-provider sector of the health care industry is intensely competitive and is characterized by companies that provide both electronic automation and paper processing solutions. There are participants in the industry that provide discount and repricing services and TPA services in the market currently served by the Company. The Company's competition in the market for electronic claims processing, discount and repricing services and adjudication and payment services is primarily concentrated in certain insurance companies, TPAs or management services organizations which have greater financial and technical resources and longer operating histories than the Company. The Company also believes that its processing methodology is easily duplicated. However, management of the Company believes that the Company's competitors, while each providing segments of the services offered by the Company, do not offer the interconnected array of services provided by the Company. The Company believes that it possesses a competitive advantage by offering its claims automation, discounting and repricing services in a format that connects payors, payees and service providers. The service methodology of the Company will allow it to compete against more established companies with much greater financial and technical resources. However, there are no barriers which would prohibit the Company's competitors from modifying their current services to emulate those offered by the Company. In addition, the Company may face substantial competition from new entrants into the electronic claims processing industry. The Company's ability to compete successfully with current and potential competitors will depend to a significant extent on its ability to continue developing processing methodologies which are superior to its competitors, to adapt to changes in the marketplace and produce sufficient profits to be able to finance its ongoing operations.

Regulatory Matters

     The Company is not subject to any direct federal or state government regulation because of the nature of its business. There can be no assurance that federal or state authorities will not in the future impose restrictions on its activities that might adversely effect the Company's business. The failure by the Company to obtain or retain any applicable licenses, certifications or operational approvals could adversely effect its existing operations and professional performance. There can be no assurance that in the future the Company will be able to acquire all the necessary licenses, permits or approvals, if any, necessary to conduct its business or that the costs associated with complying with laws and regulations affecting its business will not have a materially adverse effect on the Company.

Employees

     Effective January 1, 1998, the Company canceled a Staff Leasing Services Agreement with E3 Group, Inc., an employee leasing company. The Staff Leasing Services Agreement had been in effect since January 1996. As of March 9, 1998, the Company had 59 full-time employees and seven part-time employees. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

Risk Factors

     Accumulated Deficit and Independent Accountants' Report Referring to Going Concern Uncertainties. Since inception, the Company has incurred losses from operations, and as of December 31, 1997 the Company had an accumulated deficit of $6,976,881. This history of recurring losses indicates that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing or capital and ultimately to attain profitable operations. The Company's independent accountants, in their report regarding the Company's financial statements for the fiscal year ended December 31, 1997, stated that since the Company had a history of losses since inception and had a significant working capital deficit, doubt existed as to the Company's ability to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operation."

     Working Capital Deficit; Lack of Liquidity and Capital Resources. As of December 31, 1997, the Company had total current assets of $950,886 and total current liabilities of $1,513,280 resulting in a working capital deficit of $562,394. The ability of the Company to sustain its working capital, and to obtain the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon: (i) improving claims processing operations through cost reductions and increased market penetration;
(ii) entering into long-term claims processing contracts with self-insured companies, TPAs and management services organizations; (iii) successful development and marketing of its claims repricing and successful expansion of its existing service components; and (iv) its ability to link the various medical claims processing activities of payees and payors. Even if the Company achieves some success with its operational strategy, there can be no assurance that it will be able to generate sufficient revenues to sustain its working capital and have funds available for growth. To achieve all of its objectives, the Company may be required to raise additional working capital in the short term by issuing debt and/or equity securities. If the Company is unable to raise additional capital as needed, it could be forced to limit its expansion plans. See "Management's Discussion and Analysis or Plan of Operation".

     Possibility of Continued Losses. The Company incurred losses of $2,470,684 for the fiscal year ended December 31, 1996 and $1,999,404 for the fiscal year ended December 31, 1997. In addition to the historical losses, the Company expects to have continued losses in the short term. See "Management's Discussion and Analysis or Plan of Operation".

     Dependence on Quality of Claims Processing and Third Party Administration Services. Substantially all of the Company's revenues are currently derived from providing process and systems solutions to the non-provider sector of the health care industry. There can be no assurances that processing methodology will meet the demands of the marketplace in the future. The Company's future success and financial performance will depend in part upon its ability to provide an expanding product line that will meet the functionality required by its customers through the linkage of payees, health care cost containment companies and payors of medical claims. There can be no assurance that the Company will successfully implement electronic processing applications that will meet the requirements of health care providers and payors and thereby achieve market acceptance. The Company's future success and financial performance is also dependent upon its ability to develop its TPA business component. Despite significant capital expenditures by the Company, there can be no assurances given that the Company will be able to successfully penetrate the highly competitive TPA market. Failure to either meet the needs of health care providers and payors with regard to claims processing services or to successfully develop and market its TPA component will have a materially adverse effect upon the business operations of the Company.

     Dependence on Major Clients; Material Contracts. For the 12 months ended December 31, 1997, services provided to Wal-Mart, the Company's largest client, accounted for approximately 54% of revenues. For the identical period, network and repricing services provided to Champion International accounted for approximately 12% of its revenues. The loss of either client could have a materially adverse effect on the Company and its business. No other client accounted for as much as 10% of net revenue for the referenced period.

     The  Company  is  a  party  to  a  Processing  Agreement  (the  "Processing
Agreement") with Imaged Data, Inc. ("IDI") pursuant to which IDI provides electronic claims conversion functions for the Company. Under the terms of the Processing Agreement, IDI can only perform medical claim conversions for the Company or pay the Company 30% of gross revenues generated by IDI as a result of medical claims conversions done for the benefit of third parties. The Processing Agreement is subject to automatic one year renewals with the next renewal to occur in November 1998. Although the Company currently has a good relationship with IDI and the Company has no reason to believe otherwise, no assurances can be given that IDI will agree to an extension of the term of the Processing Agreement. The loss of IDI's conversion services could have a material adverse effect on the financial condition and results of operations of the Company. The Company is, however, aware of other providers of services similar to those performed by IDI, but no assurance can be given that such services could be contracted for on mutually acceptable terms.

     Consolidation and Uncertainty in the Health Care Industry. Consolidation of the payor and provider segments of the health care industry could erode the Company's customer base and reduce the size of its target market. In addition, the resulting enterprises could have greater bargaining power, which could lead to price erosion of the Company's services. The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a materially adverse effect on the Company's business, financial condition and results of operations. The health care industry also is subject to change by political, economic and regulatory influences that may affect the procurement of contracts and the operation of health care industry participants. During the past several years, the United States health care industry has been subject to an increase in governmental regulation and reform proposals. These reforms may increase governmental involvement in health care, lower reimbursement rates, and otherwise change the operating environment for the Company's customers. The failure of the Company to retain adequate processing efficiency or price levels as a result of legislative or market driven reforms could have a materially adverse effect on the Company's business, financial conditions and results of operations.

     Effect of Government Regulation. The Company is not currently subject to any direct federal or state government regulation because of the nature of its business. There can be no assurance that federal or state authorities will not in the future impose restrictions on its activities that might adversely effect the Company. The failure by the Company to obtain or retain any applicable licenses, certifications or operational approvals could adversely effect its existing operations and professional performance. There can be no assurance that in the future the Company will be able to acquire all the necessary licenses, permits or approvals, if any, necessary to conduct its business or that the costs associated with complying with laws and regulations affecting its business will not have a materially adverse effect on the Company.

     Proprietary Rights, Risk of Infringement. The Company will rely on nondisclosure and other contractual provisions to protect its proprietary rights and trade secrets. The Company has registered its service mark in the States of Texas, Maryland and Arkansas. There can be no assurance that measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop services that are substantially equivalent or superior to those of the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a materially adverse effect on the Company's business, financial condition or results of operations.

     Dependence on Key Personnel. The Company is dependent upon the efforts and ability of W. Mack Goforth, Chairman of the Board, Chief Executive Officer and

Chief Financial Officer, and Timothy P. Powell, Executive Vice President -- Data Services. The loss of the services of either of these individuals could have a materially adverse effect on the Company. Each of the foregoing has entered into employment and non-competition agreements with the Company. In addition, the Company's future growth will be dependent to a significant degree upon its ability to attract and retain additional skilled management personnel.

     Conflicts of Interest. Certain officers, directors and related parties have engaged in business transactions with the Company. The Company has entered into consulting, marketing and leasing agreements, respectively, with certain of its directors and stockholders. Management of the Company believes that the terms of transactions with officers, directors and related parties were or are as favorable as those that could have been obtained from unaffiliated parties under similar circumstances. It is the Company's policy that transactions between it and its affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and be approved by a majority of the disinterested members of the Board of Directors.

     Payment of Dividends. The Company has never declared or paid any cash dividends on its capital stock. It is anticipated that future earnings of the Company will be retained to finance the continuing development of its business. The payment of any future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, the success of business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions.

     Potential Anti-Takeover Effects of Delaware Law, Certificate of Incorporation and Bylaws. Certain provisions of Delaware law applicable to the Company could delay or make more difficult mergers, tender offers or proxy contests involving the Company. In addition, the Board of Directors of the Company may issue shares of preferred stock without stockholder approval on such terms as the Board of Directors may determine. The rights of all the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any preferred stock that may be issued in the future. In addition, the Company's Bylaws eliminate the right of stockholders to act by written consent without a meeting and eliminate cumulative voting in the election of directors. All of the foregoing could have the effect of delaying, deferring or preventing a change in control of the Company and could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock.

     Limitation  of Liability  and  Indemnification  of Officers and  Directors.
Pursuant to the Company's Bylaws, directors and officers are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law. Furthermore, the Bylaws provide that the Company may indemnify its directors, officers, employees or agents to the full extent permitted by the Delaware General Corporation Law (the "DGCL"), and the Company has the right to purchase and maintain insurance on behalf of any such person whether or not the Company would have the power to indemnify such person against the liability.

     Year 2000 Modifications. All of the Company's computer systems are year 2000 compliant.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company owns no real property. The Company's principal executive office is located in a 12,176 square foot office facility in Dallas, Texas. The lease for the Company's offices expires September 30, 2001 and provides for monthly rental payments of $15,662.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not currently a party to any litigation. Should the Company become a party to any litigation pursuant to which the Company would be required to pay damages, the payment of such damage award may have a material adverse effect upon its financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .

     The Company's Common Stock began trading on The OTC Bulletin Board on April 4, 1997 under the symbol "ETSM". The following table sets forth the high and low bid information for the Common Stock as reported on The OTC Bulletin Board. The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                               High      Low
                                               -----     -----
     April 4 - June 30, 1997                   $3.50     $1.25
     July 1 - September 30, 1997               $1.44     $0.75
     October 1, 1997 - December 31, 1997       $1.13     $0.53
     January 1, 1998 - March 9, 1998           $0.69     $0.38

Holders.

     As of March 9, 1998, there were approximately 351 record holders of the Common Stock.

Dividend Policy.

     The Company has not previously paid any cash dividends on its Common Stock and does not anticipate or contemplate paying dividends on the Common Stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. In addition, the Company may not pay any dividends on common equity unless and until all dividend rights on outstanding preferred stock, if any, have been satisfied. The only other restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law or by certain credit agreements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company. Because of the Company's recent acquisitions and the limited scale of the Company's operations prior to 1996, the results of operations from period to period are not necessarily comparative.

Overview

     The Company is the survivor of the Merger of ETC-Texas into ETC-Canada in the first quarter of 1997. The Company and all of its predecessors received going concern audit opinions for the fiscal years ended December 31, 1995, 1996 and 1997.

     ETC-Canada was inactive from 1992 until it reorganized its affairs in 1995 in preparation of the Merger. In March 1996, ETC-Canada changed its name from Solo to ETC-Canada and effected a one-for-five consolidation of capital of the outstanding shares of common stock to facilitate the effectiveness of the Merger. In June 1996, ETC-Canada consummated a private offering of common stock for aggregate proceeds of $779,575 which it loaned to ETC-Texas to facilitate the Merger. Since ETC-Canada had no significant assets and was relatively inactive during the period prior to the Merger, management of the Company does not believe that a discussion of ETC-Canada's financial condition and results of operations would be relevant. Therefore, any references to activity prior to the Merger are activities of ETC-Texas, unless otherwise specifically referenced.

     The Company is in the business of providing process and systems solutions to the non-provider sector of the health care industry. Process solutions are automated through a broad range of application and data base information systems. Information systems include software solutions developed by the Company and are proprietary in nature. In order to provide the process solutions, the Company contracts with health care payors, self-insured companies and other payors, such as TPAs, for automation and EDI services. The Company also contracts with various health care provider networks, through its Electra-Net division, to provide cost containment services to its customers.

     In January 1998, the Company, through ETC Services, initiated its TPA component to service its existing clients. Through ETC Services, the Company can provide a continuum of services to a self-insured corporate customer beginning with the scanning of the health care provider's claim and concluding with the payment to the health care provider.

     The Company's revenues are generated by different methods for each segment of its business. The Company is paid a set price for scanning and automating each health care provider claim. Additionally, the Company is paid a specific percentage of the "savings" generated by its re-pricing activities. The TPA services are charged on a set price for each customer employee that is serviced by the Company.

     The Company has not generated sufficient revenues during its limited operating history to repay its outstanding indebtedness, pay its existing trade accounts or fund its ongoing operating expenses or service development activities. The Company plans to alleviate its current financial problems through private offerings of debt or equity securities, borrowings and increased profits from operations. The Company has historically been able to raise capital through the private sales of its Common Stock. At December 31, 1997, the Company had cash and cash equivalents of approximately $548,565 and a working capital deficit of approximately $562,394. Management believes that cash, working capital and available credit facilities are sufficient to fund operations of the Company through the close of its fiscal year ending December 31, 1998. Significant additional research and development expenditures are not anticipated at this time.

     At December 31, 1997, the Company had 19 clients including self-insured companies and medical provider networks. The Company expended considerable effort and resources, including hiring personnel with extensive experience in paying medical claims, to develop its current work flow process. Additional resources were devoted to (i) defining the exact services that were needed by the market segment and (ii) developing, testing and ultimately implementing these services. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may find from time to time.

Results of Operations of the Company

Year Ended December 31, 1996 Compared to 1995

     Revenues. During the fiscal year ended December 31, 1996, revenues were $831,323 as compared to $66,612 for fiscal 1995. The Company did not have any ongoing operations during fiscal 1995.

     During fiscal 1996, the Company entered into an agreement to provide electronic medical claims processing and repricing services for Wal-Mart. For the fiscal year ended December 31, 1996, revenues produced by the agreement were approximately $596,754 or approximately 64% of revenues. Loss of Wal-Mart as a client would have a materially adverse effect on the Company's results of operations, and might require the Company to temporarily reduce staff, curtail operations and delay expansion plans.

     Cost of Revenues. Direct costs in fiscal 1996 were $568,474, consisting primarily of $324,466 in data entry personnel costs, $151,383 in optical character recognition costs and $28,469 in electronic data line costs. Direct costs in fiscal 1995 were $40,764.

     Gross Profit. Gross profit for fiscal 1996 was $262,849 as compared to $25,848 in fiscal 1995. The gross profit margin for fiscal 1996 was 31.6% versus 38.8% for fiscal 1995.

     Other Expenses. As the Company continued to develop, its start-up costs declined. The start-up costs incurred in fiscal 1996 were $395,866 or 42.1% of the $939,347 incurred in fiscal 1995. Likewise, research and development expenses continued to increase. Research and development expenses in fiscal 1996 increased to $1,469,858 from $179,830. Sales, general and administrative expenses in fiscal 1996 were $826,285 compared to zero in fiscal 1995. Total other expenses in fiscal 1996 were $2,803,429 verses $1,159,941 in fiscal 1995. Total expenses in fiscal 1996 included $1,254,094 in personnel costs verses $521,472 in fiscal 1995. Total expenses in fiscal 1996 also included $693,541 in legal and professional fees primarily related to expenses incurred in seeking and identifying suitable merger candidates, general corporate matters, preparation of the merger agreement and related documents pertaining to the Merger, and the audit, accounting and legal fees for the preparation of the joint proxy statement/prospectus used in connection with the Merger.

     Net Loss. The Company incurred a net loss of $2,470,684 verses $1,093,329 for the fiscal years ended December 31, 1996 and 1995, respectively. The Company has approximately $2,886,000 in tax loss carry forwards generated by these losses.

Year Ended December 31, 1997 Compared to 1996

     Revenues. Revenues from automation services totaled $1,286,251 and $797,154 for the fiscal years ended December 31, 1997 and 1996, respectively. With the initiation of the Electra-Net division in April 1997, revenues for network services totaled $1,788,997 for the fiscal year ended December 31, 1997. The addition of Electra-Net caused total revenues to increase 300% when comparing revenues of $312,774 for the first quarter ended March 31, 1997 and $912,026 for the second quarter ended June 30, 1997. The Company's workers' compensation division had revenues totaling $174,243 in fiscal 1997, with fiscal 1996 revenues of $34,169 based on four months of operations.

     For the fiscal year ended December 31, 1996, fees paid by Wal-Mart for automation services were approximately 64% of total revenues. In fiscal 1997, Wal-Mart accounted for 54% of total revenues, which demonstrates the diversification and growth of the Company's client base during the period.

     Cost of Revenues. Cost of automation services totaled $763,700 and $568,474 for the fiscal years ended December 31, 1997 and 1996, respectively. These costs for fiscal 1997 were comprised of $457,471 in data entry personnel, $247,767 in imaging fees and $36,386 for communication expenses. In fiscal 1996, these costs consisted of $324,466 in data entry personnel, $151,383 in imaging fees and $28,469 in communication expenses. Cost of network services were largely made up of $579,739 in third party network fees. Cost of workers' compensation services were comprised primarily of personnel costs of $65,772 and $25,000 for the fiscal years ended December 31, 1997 and 1996, respectively.

     Gross Profit. Gross profit for fiscal 1997 was $1,567,409 as compared to $262,849 for fiscal 1996. The gross profit margin for fiscal 1997 was 48.3% verses 31.6% for fiscal 1996.

     Other Expenses. The Company, in the fourth quarter of 1996, emerged from the development stage with the signing of the long-term contract with Wal-Mart. Therefore, no start-up costs or research and development costs were recorded for the fiscal year ended December 31, 1997. Sales, general and administrative costs increased to $3,406,709 for the fiscal year ended December 31, 1997, compared to $826,285 for the fiscal year ended December 31, 1996. The Company has issued stock options to employees which are considered compensatory. Compensation costs were expensed over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the Common Stock underlying such options on the date of grant over the exercise price thereof. In June 1997, the Company elected to vest all employee stock options and recognize compensation expense for all outstanding options. Compensation costs totaling $321,220 and $322,067 was recognized as expense during the fiscal years ended December 31, 1997 and 1996, respectively. During the fiscal years ended December 31, 1997 and 1996, the Company issued 320,000 shares of Common Stock for services for a total expense of $400,000 and 262,625 shares of Common Stock for a total expense of $262,625, respectively.

     Sales, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. Total personnel costs for fiscal 1997 were $1,744,771, rent of $178,212, telephone of $95,814 and professional fees of $326,561. Professional fees were incurred due to the preparation and filing of a registration statement, year-end audit, legal matters and computer consulting.

     Net  interest  expense  increased  to  $87,328  for the  fiscal  year ended
December 31, 1997 compared to $34,230 for the fiscal year ended December 31, 1996. The increase is primarily related to the Company's issuance of convertible debentures and the factoring of its accounts receivable during fiscal 1997.

     Net Loss. The Company reported a net loss of $1,999,404 for the fiscal year ended December 31, 1997 as compared to a net loss of $2,470,684 for the fiscal year ended December 31, 1996 or ($.23) and ($.36) basic earnings per share for fiscal 1997 and fiscal 1996, respectively. For the fiscal years ended December 31, 1997 and 1996, the Company incurred non-cash employee stock compensation expense and stock for consulting services expense totaling $721,220 and $584,692, respectively, as discussed above. Such compensation expenses materially increased the Company's net loss for the referenced periods. It is not anticipated that the Company will incur similar expense items in future periods.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. Cash and cash equivalents at December 31, 1997 were $548,565. The Company has a note payable of $121,654 bearing interest at 12% per annum. Principal of $7,553 including interest is due monthly, with the remaining balance plus interest due upon maturity on May 19, 1998. The note is collateralized by an option to purchase 113,333 shares of Common Stock at $1.50 per share. The Company also has a $28,316 bank loan bearing interest at 10.5%. Principal of $1,484 including interest is due monthly, with the note maturing September 15, 1998. The bank loan is collateralized by certain equipment. A subordinated convertible debenture of $100,000 payable to a corporation was issued in 1997. The debenture bears an interest rate of 12% per annum, payable semi-annually with principal due upon maturity at May 12, 1998. The debenture is convertible at $1.25 per common share including principal and accrued interest.

     The Company signed the Purchase Agreement on December 17, 1997 in which it agreed to sell to the Investors up to an aggregate of 3,000,000 shares of Common Stock for total proceeds of $1,500,000. The First Closing occurred on December 17, 1997 with an issuance of 2,447,719 shares of Common Stock for $1,223,859.50 in proceeds. The Second Closing, if consummated, will result in the issuance of an additional 552,281 shares of Common Stock. Proceeds from the First Closing have been used for working capital.

     The Company's independent auditors have included a paragraph in their report to the Company's Board of Directors and stockholders which states that the Company's loss from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. The Company is currently reviewing its cost structure and accessing a possible reduction in the fixed cost portion of its infrastructure. If in the first quarter of fiscal 1998 revenues do not significantly increase as compared to the identical period for fiscal 1997, the Company will take steps to reduce fixed costs to be proportionate with revenues. The Company also intends to increase its current sales force by entering into marketing agreements with certain consultants to provide additional clients and increase revenues. As of the date of this Prospectus, the Company has not entered into any such consulting agreements. Additionally, the Company continues to enhance its productivity through software improvements. The Company plans no material working capital expenditures over the next 12-month period. The Company believes that the net proceeds from the second tranche of the Purchase Agreement, the existing liquidity sources and the anticipated working capital provided from improved operations, will satisfy its cash requirements for the next 12 months.

Year 2000 Modifications

     All of the Company's computer systems are year 2000 compliant.

Other Matters

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"). Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company adopted SFAS 128 as of December 31, 1997 for the period ended December 31, 1997 and all prior periods. The adoption of SFAS 128 has not had a significant impact on the Company's reported EPS to date.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, Disclosures of Information About Capital Structure ("SFAS 129") which establishes standards for disclosing information about an entity's capital structure. The disclosures are not expected to have a significant impact on the consolidated financial statements of the Company. SFAS 129 is effective for financial statements ending after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for years beginning after December 15, 1997. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas and major customers. SFAS 131 replaces the "industry segment" concept of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company expects additional disclosures will be required, but otherwise does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

Directors and Executive Officers

     The following table sets forth the names and ages of the directors and executive officers of the Company.

Name                Age    Position
----                ---    --------
W. Mack Goforth     53     Chairman of the Board of Directors, Chief Executive
                           Officer and  Chief Financial Officer
Timothy P. Powell   40     Executive Vice President - Data Services and Director
Dennis Barnes       41     Director
Michael Eckstein    50     Director
David O. Hannah     73     Director
Scott A. Stewart    43     Director

     W. Mack Goforth has served as Chief Financial Officer of the Company since November 1997 and Chairman of the Board of Directors and Chief Executive Officer since February 16, 1998. From February 1996 to October 1997, Mr. Goforth worked for Electronic Data Systems Corp. as a Manager in the Global Purchasing Group.

From September 1994 to January 1996, Mr. Goforth was a self-employed financial consultant performing due diligence procedures for individuals seeking companies to purchase and working with fiduciaries associated with bankrupt entities. From April 1989 to August 1994, Mr. Goforth was employed by MCorp as its Managing Director -- Accounting and Control. Mr. Goforth is a graduate of Southern Methodist University and is licensed in the State of Texas as a Certified Public Accountant.

     Timothy P. Powell has served as Executive Vice President -- Data Services and as a director of the Company since February 1995. From 1981 to February 1995, Mr. Powell served as a self-employed computer consultant for individuals and corporations. Mr. Powell contracted consulting projects with independent, governmental organizations and Fortune 1000 companies, and provided services in system design, implementation, applications development and procurement specifications.

     Dennis Barnes has served as a director of the Company since June 1997. Mr. Barnes is the Founder, President and Chief Executive Officer of Barnes Health Group, Inc., a Dallas-based health care development company. Mr. Barnes has more than 12 years senior management experience in health care, and served as Chief Executive Officer of Texas Back Institute, one of the largest free standing spine clinics in the United States, from 1994 to 1996. From 1992 to 1994, Mr. Barnes served as Vice President of Rehabilitation Services for Texas Back Institute. Prior to joining Texas Back Institute, Mr. Barnes was co-owner and managing partner of Independent Rehabilitation Ventures from 1990 to 1992. Mr Barnes has served as President of PRIDE USA, a Dallas-based rehabilitation company and Chief Executive Officer of MDC America Corporation, a multidisciplinary health care company. He currently serves as the President of the Board of Directors of Athletes Working for a Better Texas, a Dallas-based not-for profit company. Mr. Barnes obtained Bachelors and Masters degrees from Midwestern State University and completed the course work for a Ph.D. in Clinical Psychology from the University of Texas Southwestern Medical School in Dallas, Texas.

     Michael Eckstein has served as a director of the Company since January 1996. Mr. Eckstein is the President of EDI For Healthcare, a Pennsylvania based technology company specializing in systems, networking and EDI applications for health care and insurance industries. Mr. Eckstein's personal experience includes over 20 years of designing and implementing data processing and information management solutions for health care providers and payors. He is an active member of the ANSI Standards Committee for EDI Insurance and Healthcare Applications, and participates in numerous EDI initiatives including the National Information Infrastructure task force for health care and medical applications.

     David O. Hannah has served as a director of the Company since February 1995. For the proceeding five years, Mr. Hannah has managed his personal investments. Mr. Hannah has spent most of his professional career in real estate development, with expertise in the purchase and development of real estate for leasing to commercial entities.

     Scott A. Stewart has served as a director of the Company since December 1997. For the past 20 years, Mr. Stewart has been a partner in the law firm of Horsley & Stewart, Dallas, Texas. Mr. Stewart obtained his Juris Doctorate Law degree from Southern Methodist University in 1978 and is a Board Certified civil and personal injury trial lawyer.

Director Compensation Meetings and Committees of the Board of Directors

     The Company does not presently compensate its directors for serving in such a capacity or attending either Board or Committee meetings. Each director currently holds office until the next annual meeting of stockholders and until a successor has been elected and qualified or until his earlier resignation or removal.

     The Board of Directors has created an Audit Committee and a Compensation Committee; however, at the present time, all Board related matters are acted upon by the members as a whole. The Audit Committee is to be composed of three members, one of which shall be independent director, and is charged with reviewing the annual audit and meeting with independent accountants to review internal controls and financial management practices. The Compensation Committee is to be composed of three members, the majority of which are to be independent directors. The Compensation Committee is charged with recommending to the Board of Directors the compensation for key employees.

     The Board of Directors met on five occasions during calendar 1997 and acted on unanimous consent in lieu of meetings on 11 occasions during such period.

     None of the directors is a party to any material pending legal proceedings nor have there been any legal proceedings during the last five years that are material to an evaluation of the ability or integrity of any of the Directors or anyone nominated to become a director of the Company.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act, as amended (the "Exchange Act"), requires directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the
Section 16(a) reports they file.

     Based solely on a review of reports furnished to the Company or written representations from it's directors and executive officers during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities to the listed current and former executive officers of the Company. No other executive officer of the Company, or any predecessor entity, received salary and bonus compensation in excess of $100,000 in the referenced fiscal years, nor did any executive officer receive perquisites or other personal benefits exceeding either $50,000 of 10% of their total annual salary for the referenced periods.



                                                    Summary Compensation Table
                                                                                                      Securities
                                                             Other Annual         Restricted          Underlying
Name/Title                        Year       Salary/Bonus    Compensation         Stock Awards        Options/SARs
----------                        ----       ------------    ------------         ------------        ------------
W. Mack Goforth, Chairman of      1997            $25,000           $-0-                 -0-               200,000
  the Board, Chief Executive
  Officer Financial Officer(1)
Timothy P. Powell, Executive      1997           $101,500           $-0-                 -0-                 -0-
  Vice President-Data Services    1996           $ 73,000           $-0-                 -0-                 -0-
                                  1995           $ 41,450           $-0-                 -0-                 -0-
L. Cade Havard, former Chairman   1997           $158,000           $-0-                 -0-                 -0-
  of The Board, Chief Executive   1996           $184,000           $-0-                 -0-                 -0-
  Officer and President(2)        1995           $ 96,736           $-0-                 -0-                 -0-
Ann C. McDearmon, former          1997           $134,399           $-0-                 -0-                 -0-
  Executive Vice President-       1996            $73,281           $-0-                 -0-                 -0-
  Director of Marketing(3)        1995            $24,500           $-0-                 -0-                 -0-
-----------------------------
(1)  Mr.  Goforth became  employed on  October,14,  1997 and is entitled to base compensation of $150,000 per year.
(2)  Mr. Havard's employment with the Company ceased on February 16, 1998.
(3)  Ms. McDearmon  resigned as Executive Vice President - Director of Marketing effective March 20, 1998.


Employment Agreements and Related Matters

     On October 14, 1997, the Company and W. Mack Goforth, the Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an Employment and Settlement Agreement (the "Agreement"). Under the terms of the Agreement, Mr. Goforth agreed to serve the Company for a term of five years from November 1, 1997. As compensation for services to be rendered by Mr. Goforth under the terms of the Agreement, he is entitled to receive a base salary (the "Base Salary") at a rate of One Hundred Fifty Thousand and No/100 Dollars ($150,000) per year payable in accordance with the Company's established payroll procedures. Mr. Goforth is entitled to participate in all benefit plans, including stock option plans, provided by the Company on the same basis as other executive officers of the Company. Furthermore, Mr. Goforth is entitled to four weeks of paid vacation. Mr. Goforth also received options to purchase 200,000 shares of Common Stock at a price of $1.0625 per share. These options vest at a rate of 50,000 per year beginning October 31, 1998. The Agreement may be terminated by the Company without cause, in which event Mr. Goforth is entitled to receive one year's Base Salary and any options that would have vested in that year will be accelerated as full and final satisfaction of the Company's obligations to Mr. Goforth. If Mr. Goforth is terminated after a change in control, Mr. Goforth will be entitled to the amounts due through the end of the contract and all non-vested options will become vested. The Agreement may also be terminated by the Company for cause at any time the Board of Directors determines Mr. Goforth has been convicted of a felony or has engaged in gross malfeasance or willful misconduct in performing his duties under the Agreement. In the event, Mr. Goforth is terminated for cause, he shall be entitled to receive any accrued but unpaid salary and bonus compensation. If Mr. Goforth's employment is terminated without cause, Mr. Goforth has the right to include any shares purchased pursuant to the exercise of the options granted in the Agreement in the next registration statement filed by the Company with the SEC. Upon termination of the Agreement, Mr. Goforth has agreed, for a period of two
(2) years thereafter, not to solicit for his own benefit, any business of the same or similar nature to any business conducted by the Company or any subsidiary during the term of the Agreement from any entities with which the Company conducted business during the term of the Agreement.

     On March 1, 1995,  the  Company  and  Timothy  P.  Powell,  Executive  Vice
President - Data Services, entered into an Employment Agreement (the "Agreement"). Under the terms of the Agreement, Mr. Powell agreed to serve in the capacity of Executive Vice President - Data Services of the Company for a term of three years ending December 31, 1998. As compensation for services to be rendered by Mr. Powell under the terms of the Agreement, he is entitled to receive a base salary (the "Base Salary") at a rate of Seventy-two Thousand and No/100 Dollars ($72,000) per year payable in accordance with the Company's established payroll procedures and commission based compensation related to client originations. Effective September 1997, Mr. Powell's Base Salary was increased to $120,000. Mr. Powell is entitled to participate in all benefit plans, including stock option plans, provided by the Company on the same basis as other executive officers of the Company. Furthermore, Mr. Powell is entitled to three weeks of paid vacation. The Agreement may be terminated by the Company without cause, in which event Mr. Powell is entitled to receive 25% of all salary due for the remainder of the Agreement. The Agreement may also be terminated by the Company for cause at any time the Board of Directors determines Mr. Powell has been convicted of a felony or has engaged in gross malfeasance or willful misconduct in performing his duties under the Agreement. In the event Mr. Powell is terminated for cause, he shall be entitled to receive any accrued but unpaid salary and bonus compensation.

     On February 16, 1998, the Board of Directors of the Company terminated the Amended and Restated Employment Agreement, dated December 17, 1997, of L. Cade Havard, the former Chairman of the Board, Chief Executive Officer and President of the Company. The decision to terminate the agreement was based in part upon the inability of the Board of Directors and Mr. Havard to resolve differences regarding the Company's ongoing management and operational philosophy. On February 16, 1998, Mr. Havard resigned from the Board of Directors. Also on February 16, 1998, the Board of Directors elected W. Mack Goforth, the Company's Chief Financial Officer, as a member of the Board of Directors and to serve as Chairman thereof, as well as electing Mr. Goforth as Chief Executive Officer of the Company.

     On March 20, 1998, Ann C. McDearmon, Executive Vice President - Director of Marketing, submitted her resignation effective immediately, under the terms of her Employment Agreement dated March 1, 1997. Ms. McDearmon cited her disagreement over the engagement of consultants to review the operations of ETC Services and other philosophical reasons as the basis for her decision to resign as an officer of the Company. Existing personnel will be utilized to fill the responsibilities vacated by Ms. McDearmon.

Stock Options

     During fiscal 1997, W. Mack Goforth and Ann C. McDearmon received options to purchase 200,000 shares of Common Stock at $1.06 per share and 250,000 shares of Common Stock at $1.25 per share, respectively. Mr. Goforth's options vest at a rate of 50,000 options per year beginning October 1998. Ms. McDearmon's options are fully vested, with none having been exercised during fiscal 1997.
The options issued to Ms. McDearmon expired upon the termination of her employment with the Company. L. Cade Havard, the former Chairman of the Board, Chief Executive Officer and President of the Company, exercised options to purchase an aggregate of 720,000 shares of Common Stock during fiscal 1997. Mr. Havard's remaining options to purchase 280,000 shares of Common Stock, at a purchase price of $1.25 per share, were canceled upon the termination of Mr. Havard's employment agreement in February 1998.

     During fiscal 1997, the Company granted options to purchase 50,000 shares of Common Stock, at an exercise price of $1.50 per share, to an employee of the Company. The option vests over the period commencing June 1998 and ending June 2000 and expires upon the termination of the holder's employment with the Company.


                     Options/SAR Grants in Last Fiscal Year

                                     Number of Securities         Percent of Total Options/             Exercise of
                                      Underlying Options/              SARs Granted to                   Base Price
          Name/Title                   SARs Granted (#)           Employees in Fiscal 1997                 ($/Sh)
          ----------                   ----------------           ------------------------                 ------
W. Mack Goforth, Chairman of the            200,000                         15.4%                          $1.06
  Board, Chief Executive Officer
  And Chief Financial Officer
Timothy P. Powell, Executive Vice             -0-                            -0-                            -0-
  President - Data Services
L. Cade Havard, former Chairman of          800,000                         61.5%                          $1.25
  the Board, Chief Executive
  Officer and President
Ann C. McDearmon, former                    250,000                         19.2%                          $1.25
  Executive Vice President-
  Director of Marketing


                                         Aggregated Fiscal Year-End Option Values
                                        Number of Securities Underlying
                                                 Options/SARs                   Percent of Total            Exercise or
                                                  Granted (#)               Options/SARs Granted to         Base Price
            Name/Title                  Exercisable        Unexercisable    Employees in Fiscal 1997          ($/Sh)
            ----------                  -----------        -------------    ------------------------          ------

W. Mack Goforth, Chairman of  the           -0-               200,000                 N/A                       N/A
  Board, Chief Executive Officer
  and Chief Financial Officer
Timothy P. Powell, Executive Vice           -0-                 -0-                   -0-                       -0-
  President - Data Services
L. Cade Havard, former Chairman           280,000               -0-                   $-0-                     $-0-
  of  the Board , Chief Executive
  Officer and President
Ann C. McDearmon, former Executive        250,000               -0-                   $-0-                     $-0-
  Vice President-Director of
  Marketing


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table provides certain information based on the outstanding securities of the Company as of March 23, 1998, with respect to each director, each beneficial owner of more than 10% of the the Company Common Stock and all corporate officers and directors of the Company as a group.


             Name and Address                           Amount of             Percent of Oustanding
        Of Beneficial Owner (1)(2)                 Beneficial Ownership          Common Stock
        --------------------------                 --------------------          ------------
     W. Mack Goforth (3)                                   -0-                      -0-
     Timothy P. Powell (3)(4)                            446,666                    3.0
     Dennis Barnes (3)                                    45,782                     *
     Michael Eckstein (3)                                100,000                     *
     David O. Hannah (3)                                 738,813                    5.2
     Scott A. Stewart (3)                                 62,337                     *
     All executive officers and directors as a         1,393,598                    9.9
       group
     (6 persons as to the Company)
     Special Situations Private Equity Fund,           2,000,000                   13.8
     L.P.(5)(6)
     Special Situations Cayman Fund, L.P.(5)(7)        1,000,000                    7.0
     L. Cade Havard (8)                                2,867,028                   20.3


-------------------
    *Indicates less than 1%.
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days following the date of this Prospectus upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this Prospectus have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.
(2) Unless otherwise indicated, the address of each beneficial owner identified is: c/o the Company, 5025 Arapaho Road, Suite 501, Dallas, Texas 75248.
(3)  Director of the Company.
(4) Represents options to purchase 446,666 shares of Common Stock from the Sterling National Corporation Trust. The options are fully vested and have an exercise price of $.001 per share.
(5) Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. are affiliated entities managed through investment advisors principally owned by Austin W. Marxe and David M. Greenhouse.
(6) Includes the right to purchase 368,188 shares of Common Stock under the terms of the Purchase Agreement.
(7) Includes the right to purchase 184,093 shares of Common Stock under the terms of the Purchase Agreement.
(8) Includes (i) 500,214 shares of Common Stock issued in the name of Mr. Havard's minor children over which Mr. Havard exercises sole voting and investment power; (ii) 6,224 shares of Common Stock issued in the name of Sterling, of which Mr. Havard is the sole stockholder and (iii) 500,000 shares of Common Stock issued in the name of Anneal O. Havard, the wife of
     L. Cade Havard.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In early 1995, ETC-Texas purchased certain assets of Sterling National Corporation ("Sterling"), a company wholly owned and operated by L. Cade Havard, the former Chairman of the Board, Chief Executive Officer and President of the Company, in exchange for a cash payment of $210,000 and the issuance of 3,965,100 shares of ETC-Texas common stock. Sterling is currently in the business of factoring accounts receivable, and is the record owner of 6,224 shares of Common Stock. There are no current arrangements between the parties and none are presently contemplated.

     On December 12, 1995, ETC-Texas entered into a marketing agreement (the "Marketing Agreement") with MS3. Rick Snyder, the principal owner of MS3, is a former director of the Company. Under the terms of the Marketing Agreement, MS3 is to assist the Company in identifying and bringing under contract clients requiring claims processing services. As of December 31, 1997, MS3 was owed $32,857 under the Marketing Agreement.

     On January 18, 1996, ETC-Texas entered into a consulting agreement with Michael Eckstein, a director of the Company, pursuant to which Mr. Eckstein agreed to assist ETC-Texas in identifying and placing under contract TPAs, preferred provider organizations and other managed care companies which may be able to utilize the Company's claims processing services. Under the terms of this agreement, Mr. Eckstein is entitled to receive compensation on a monthly basis equal to $3,500 and commissions equal to 8% of the "gross income from revenue," as defined in the agreement, realized by the Company from clients generated by Mr. Eckstein.

     On April 1, 1996, Solo issued 201,112 shares of its common stock to L. Cade Havard, the then Chairman of the Board and Chief Executive Officer of Solo, in satisfaction of $201,112 of debt owed by Solo to Mr. Havard.

     The Company is a party to an equipment lease and stock option agreement (the "Lease Agreement"), dated April 23, 1996, with Ironwood Leasing Ltd., a Texas corporation ("Ironwood"). Principals of Ironwood, including Dennis Barnes, a director of the Company, are also stockholders of the Company. Under the terms of the Lease Agreement, the Company leases certain scanning equipment necessary to scan paper claims and convert them into electronically transmittable claims data information. Under the Lease Agreement, the Company has granted to Ironwood the option to either (i) sell to the Company all the equipment referenced in the Lease Agreement in exchange for the number of shares of Common Stock equal to the purchase price for said equipment divided by 1.25 per share or (ii) purchase, at a per share price of $1.25, the number of shares of Common Stock equal to the purchase price of the equipment divided by 1.25 whereby the Company may in turn purchase the equipment referenced in the Lease Agreement at the expiration of the lease term for $1.00. On June 20, 1996, Ironwood waived the escrow requirements imposed pursuant to the Lease Agreement for the period ending June 30, 1996. Ironwood further agreed that the Company would not have to comply with the escrow provisions of the Lease Agreement until the Company had received 30 days written notice from Ironwood. The Lease Agreement is for a term of five years and automatically renews for consecutive one-year periods unless a party thereto notifies the other of its intent to terminate the Lease Agreement 90 days prior to the end of the renewal term.

     Effective May 1, 1996, Roy W. Mers ("Mers") resigned from his position as President and director of ETC Texas. As a consequence to his resignation, ETC Texas and Mers entered into a Settlement Agreement the obligations of which were assumed by the Company. Pursuant to the agreement, ETC-Texas agreed to compensate Mers for his efforts in assisting ETC-Texas in obtaining financing for its business ventures. The agreement terminated on August 1, 1997 with no compensation being paid to Mr. Mers.

     Effective April 1, 1997, the Company completed a business combination with Electra-Net, L.C. ("Electra-Net") by assuming its net liabilities. Electra-Net is a limited liability company wholly owned and controlled by L. Cade Havard. Mr. Havard received shares of Common Stock as additional consideration in the transaction. In December 1997, Mr. Havard returned all shares of Common Stock received in the transaction, pending a review by the Board of Directors of the appropriateness of the consideration paid. After a review of the nature of the business combination, it was determined by the Board that Mr. Havard was not entitled to any additional consideration.

     On May 2, 1997, the Company and Elaine Boze, the Company's General Counsel and a member of the Board of Directors, entered into a Severance Agreement and General Release (the "Severance Agreement") whereby Ms. Boze resigned as General Counsel and a director of the Company. Under the terms of the Severance Agreement, Ms. Boze received a $25,000 separation payment and is entitled to a continuation of her health care benefits until such time as Ms. Boze becomes employed by an entity providing similar benefits. In consideration for the foregoing, Ms. Boze agreed to non-competition, confidentiality and non-solicitation covenants which expire on May 2, 1999.



ITEM 13. EXHIBITS AND REPORTS ON FORM 10-K.

(a)  Financial Statements and Exhibits Page

     1. Financial Statements. The following financial statements are submitted as part of this report:

          Independent Auditor's Report.......................................................... F-1
          Balance Sheet-December 31, 1997 and 1996.............................................. F-2
          Statements of Operations-Years Ended December 31, 1997 and 1996....................... F-3
          Statements of Stockholders' Equity-Years Ended December 31, 1997 and 1996............. F-4
          Statement of Cash Flows-Years Ended December 31, 1997 and 1996........................ F-5
          Notes to Financial Statements......................................................... F-6


     2.   Exhibits

             Exhibit Number                          Description of Exhibits
                  27.1                               Financial Data Schedule


(b)  Reports on Form 8-K.

     On December 30, 1997 the Company filed a Corrective Report on Form 8-K for the purpose of reporting consummation of the financing contemplated by the Purchase Agreement whereby the Investors acquired the right to purchase up to 3,000,000 shares of Common Stock. See "Management's Discussion and Analysis or Plan of Operation".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 1998.

                                     ELECTRONIC TRANSMISSION CORPORATION

                                     By  /s/ W. Mack Goforth
                                     -------------------------------------------
                                     W. Mack Goforth
                                     Chairman of the Board, Chief Executive
                                     Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                        Title                                Date
       ---------                        -----                                ----

/s/ W. MACK GOFORTH          Chairman of the Board, Executive Vice         March 27, 1998
-------------------------    President and Chief Financial Officer
    W. Mack  Goforth



/s/ TIMOTHY P. POWELL        Executive Vice President - Data Services      March 27, 1998
--------------------------   and Director
     Timothy P. Powell


/s/ DENNIS E. BARNES         Director                                      March 27, 1998
--------------------------
     Dennis E. Barnes


/s/ DAVID O. HANNAH          Director                                      March 27, 1998
--------------------------
     David O. Hannah


/s/ MICHAEL G. ECKSTEIN      Director                                      March 27, 1998
--------------------------
     Michael G. Eckstein


/s/ SCOTT A. STEWART         Director                                      March 27, 1998
--------------------------
     Scott A. Stewart



                                             INDEPENDENT AUDITORS' REPORT

January 30, 1998

To the Board of Directors
of Electronic Transmission Corporation:

We have audited the accompanying balance sheets of Electronic Transmission Corporation, a Delaware corporation, as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Transmission Corporation as of December 31, 1996 and 1997, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 3, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced net losses of $2,470,684 and $1,999,404 for the years ended December 31, 1996 and 1997, respectively. Additionally, the Company's current liabilities exceeded its current assets by $562,394 and had an accumulated deficit of $6,976,881 at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. Unless the Company obtains an increased customer base, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas


                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------
                                 BALANCE SHEETS
                                 --------------
                                                                                         December 31,
                                                                            ------------------------------------
                                                                                  1996                  1997
                                     ASSETS                                 ----------------     ---------------
                                     ------

Current Assets:
    Cash and cash equivalents                                               $         50,125     $        548,565
    Accounts receivable                                                              264,559              353,818
    Current portion, capital lease receivable                                         25,095               27,723
    Prepaid assets                                                                    15,286               20,780
                                                                            ----------------     ----------------
       Total Current Assets                                                          355,065              950,886
                                                                            ----------------     ----------------


Property and Equipment, net                                                          521,576              866,398
                                                                            ----------------     ----------------

Capital lease receivable                                                              27,723                   --
Deposits and other                                                                    14,610                8,490
                                                                            ----------------     ----------------
                                                                                      42,333                8,490
                                                                            ----------------     ----------------


Total Assets                                                                $        918,974     $      1,825,774
                                                                            ================     ================


                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current Liabilities:
    Accounts payable and accrued liabilities                                $        567,188      $     1,161,070
    Notes payable and convertible debentures                                              --              249,970
    Current portion, capital lease obligations                                        95,206              102,240
                                                                            ----------------      ---------------
       Total Current Liabilities                                                     662,394            1,513,280

Note payable - ETC Transaction Corporation                                           779,575                   --
Due to shareholder                                                                   339,208                   --
Long-term capital lease obligations                                                  114,106               25,587
                                                                            ----------------      ---------------
       Total Liabilities                                                           1,895,283            1,538,867
                                                                            ----------------      ---------------

Stockholders' Equity:
    Preferred stock, $1 par value, 2,000,000 shares
       authorized; no shares issued and outstanding                                       --                   --
    Common stock, $0.001 par value, 15,000,000
       shares authorized; 7,153,601 and 14,026,024
       shares issued and outstanding, respectively                                 2,475,637                14,026
    Additional paid-in-capital                                                       322,067             7,249,762
    Accumulated deficit                                                           (3,774,013)           (6,976,881)
                                                                            ----------------      ----------------
       Total Stockholders' Equity                                                   (976,309)              286,907
                                                                            ----------------      ----------------

Total Liabilities & Stockholders' Equity                                    $        918,974      $      1,825,774
                                                                            ================      ================


The accompanying notes are an integral part of these financial statements.


                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                                      For the Years Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   1996                 1997
                                                                            ----------------      ----------------
Service revenues                                                            $        831,323      $      3,249,492
                                                                            ----------------      ----------------

Costs and Expenses:
    Costs of revenues                                                                568,474             1,682,083
    Selling, general and administrative                                              826,285             3,406,709
    Depreciation and amortization                                                    111,420               270,186
    Start-up costs                                                                   395,866                    --
    Research and development                                                       1,469,858                    --
                                                                            ----------------      ----------------
       Total Costs and Expenses                                                    3,371,903             5,358,978
                                                                            ----------------      ----------------

Loss from operations                                                              (2,540,580)           (2,109,486)

Other Income (Expense):
    Interest expense, net                                                            (34,230)              (87,328)
    Other income                                                                     104,126                88,148
                                                                            ----------------      ----------------
       Total Other Income                                                             69,896                   820
                                                                            ----------------      ----------------
Loss before income tax expense and
    extraordinary item                                                            (2,470,684)           (2,108,666)

Income tax benefit                                                                        --                36,000
                                                                            ----------------      ----------------

Loss before extraordinary item                                                    (2,470,684)           (2,072,666)

Extraordinary item - extinguishment of debt, net of
    applicable income taxes of $36,000                                                    --                73,262
                                                                            ----------------      ----------------

Net loss                                                                    $     (2,470,684)     $     (1,999,404)
                                                                            ================      ================

Loss per common share:
       Basic                                                                $         (0.36)      $         (0.23)
                                                                            ===============       ===============
       Diluted                                                              $         (0.36)      $         (0.24)
                                                                            ===============       ===============

Weighted average common shares outstanding:
       Basic                                                                       6,906,593             8,960,723
                                                                            ================      ================
       Diluted                                                                     6,906,593             8,751,524
                                                                            ================      ================


   The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------



                                                Common Stock                   Additional
                                        --------------------------------        Paid-In          Accumulated
                                             Shares          Amount             Capital           Deficit           Total
                                        --------------    --------------   ---------------    --------------   ---------------

Balance at December 31, 1995                 6,158,210    $    1,494,023   $            --    $   (1,303,329)  $       190,694

Issuance of shares for cash                    732,766           718,989                --                --           718,989
Issuance of shares for services                262,625           262,625                --                --           262,625
Compensation expense                                --                --           322,067                --           322,067
Net loss                                            --                --                 -        (2,470,684)       (2,470,684)
                                        --------------    --------------   ---------------        ----------        ----------

Balance at December 31, 1996                 7,153,601         2,475,637           322,067        (3,774,013)         (976,309)

Merger with ETC
   Transaction Corporation                   2,007,144         1,704,569                --        (1,050,938)          653,631
Conversion of Electronic
   Transmission Corporation
   Stock on 1 for 1.25 Basis                 1,788,401                --                --                --                --
Reclass for par value $0.001                        --        (4,169,257)        4,169,257                --                --
Conversion of debentures                        74,153                74            84,494                --            84,568
Issuance of shares for cash                  2,682,725             2,683         1,231,311                --         1,233,994
Issuance of shares for services                320,000               320           399,680                --           400,000
Capital contribution                                --                --           721,733                --           721,733
Compensation expense                                --                --           321,220                --           321,220
Deemed dividend                                     --                --                --          (152,526)         (152,526)
Net loss                                            --                --                --        (1,999,404)       (1,999,404)
                                        --------------    --------------   ---------------    --------------   ---------------

Balance at December 31, 1997                14,026,024    $       14,026   $     7,249,762    $   (6,976,881)  $       286,907
                                        ==============    ==============   ===============    ==============   ===============



   The accompanying notes are an integral part of these financial statements.


                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                    For the Years Ended
                                                                                         December 31,
                                                                           -----------------------------------
                                                                                1996                 1997
Cash Flows from Operations:                                                --------------      ------------
Net loss                                                                   $   (2,470,684)     $  (1,999,404)
Adjustments to Reconcile Net Loss to
  Net Cash Provided (Used) by Operations:
    Non-cash issuance of common stock for services rendered                       262,625            400,000
    Non-cash compensation from stock options                                      322,067            321,220
    Depreciation and amortization                                                 111,420            270,186
    Increase in accounts receivable-trade                                        (229,298)           (91,551)
    Decrease (increase) in employee advances                                      (22,469)            25,162
    Increase in prepaid expenses                                                  (11,531)            (5,493)
    Decrease (increase) in deposits and other assets                              (10,174)             2,067
    Increase (decrease) in accounts payable                                       172,020            (14,485)
    Increase in accrued expenses                                                  120,395            240,260
    Increase in accrued payroll and taxes                                          80,695            125,615
    Increase (decrease) in accrued interest payable                                27,800            (46,870)
                                                                           --------------      -------------

   Net Cash Provided (Used) by Operating Activities                            (1,647,134)          (773,293)
                                                                           --------------      --------------

Cash Flows from Investing Activities:
    Payments on capital lease receivable                                           11,642             25,095
    Purchases of furniture and equipment                                         (312,580)          (368,962)
                                                                           --------------      -------------

   Net Cash Used in Investing Activities                                         (300,938)          (343,867)
                                                                           --------------      -------------

Cash Flows from Financing Activities:
    Issuance of convertible debentures                                                 --            150,000
    Payments on convertible debentures                                                 --            (20,000)
    Proceeds from notes payable                                                   779,575            202,000
    Payments on notes payable                                                          --            (52,030)
    Payments on capital leases payable                                            (37,202)           (98,231)
    Net proceeds (payment) of shareholder loans                                   421,949           (521,866)
    Capital contribution                                                               --            721,733
    Issuance of common stock for cash                                             718,990          1,233,994
                                                                           --------------      -------------

   Net Cash Provided by Financing Activities                                    1,883,312          1,615,600
                                                                           --------------      -------------

Net increase (decrease) in cash                                                   (64,760)           498,440
Cash and equivalents, beginning of period                                         114,885             50,125
                                                                           --------------      -------------
Cash and equivalents, end of period                                        $       50,125      $     548,565
                                                                           ==============      =============



   The accompanying notes are an integral part of these financial statements.

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Electronic Transmission Corporation ("ETC" or "Company"), a Delaware corporation, provides services to self-insured companies, third party administrators that pay claims for self-insured companies and other medical provider networks or cost containment companies providing services to self-insured companies. The Company's automation capabilities encompass the entire workflow process involved in processing and paying healthcare claims. Additionally, the Company provides third party administrative services which it will operate through its wholly owned subsidiary in 1998. Revenues are derived primarily from commerce within the United States.

Effective February 11, 1997, ETC completed a merger with and into ETC Transaction Corporation, formerly known as Solo Petroleums Ltd. The merger is in effect a reverse acquisition and is accounted for as a recapitalization of ETC, with ETC as the acquirer (see Note 2). Effective February 11, 1997, the name of ETC Transaction Corporation was changed to Electronic Transmission Corporation, with the Certificate of Incorporation being duly amended to reflect the change of name.

Consolidation -- The financial statements do not include the accounts of ETC Administrative Services, Inc., a Texas corporation and wholly owned subsidiary, which did not become active until January 1998. Upon activation of the subsidiary, all intercompany accounts and transactions will be eliminated.

Development stage -- ETC was in the development stage until the last quarter of 1996, as it had no significant revenues. In the last quarter, a long-term contract was executed with a large national self-insured corporation and operations commenced. Start-up costs incurred during the period of developing ETC's business plan are expensed as incurred in accordance with generally accepted accounting principles. Research and development costs incurred are expensed as incurred in accordance with generally accepted accounting principles.

Revenue recognition -- The Company recognizes revenue when services are performed.

Cash and cash equivalents -- For purposes of the statements of cash flows, the Company considers any short-term cash investments with a maturity of three months or less to be a cash equivalent.

Accounts receivable -- The Company's trade receivables arise from sales in the normal course of business. ETC uses the allowance method to account for uncollectible accounts; in management's opinion, all accounts are collectible and no allowance is necessary at December 31, 1996 and December 31, 1997.

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND (Continued)
------------------------------------------------------------------

Office furniture, equipment and leasehold improvements -- Office furniture, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to operating expense. Costs of significant improvements and renewals are capitalized. Depreciation is provided on the straight-line basis over the following useful lives:
                                                                     Estimated
                                                                    Useful Lives
                                                                    ------------
              Office furniture                                         5 years
              Computer and office equipment                            3 years
              Computer software                                        3 years
              Leasehold improvements                                   5 years

Periodically, the Company evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of the equipment or rendered the value of the equipment not recoverable. The recoverability is evaluated by estimating the future cash flows expected to result from use of the asset and its eventual disposition. Equipment as of December 31, 1997 is not considered to be impaired.

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

Loss per share -- Loss per common share was calculated by dividing the Company's net loss by the weighted average common shares outstanding. Certain common stock equivalents were excluded from the calculation, as such inclusion would have had an anti-dilutive effect.

Fair value of financial instruments -- The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the financial instruments are held for trading purposes.

                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------

Use of estimates and assumptions -- Management uses estimates and assumptions in preparing its financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Stock-based compensation -- The Company has an incentive stock option plan. Compensation costs arising from the plan will be recorded as an expense. The measurement date for determining compensation costs is the date of the grant. Compensation cost is the excess, if any, of the quoted market price of the stock at date of grant over the amount the employee must pay to acquire the stock. Compensation cost is recognized as an expense over the period of employment attributable to the option. The Company measures compensation costs using the "intrinsic value based method" of accounting for stock issued to employees.

Reclassifications - Certain amounts for the year ended December 31, 1996, have been reclassified to conform with the December 31, 1997 presentation. The reclassifications have no effect on net income for the year ended December 31, 1996.

NOTE 2 - MERGER
---------------

Effective February 11, 1997, ETC completed a merger with ETC Transaction Corporation, formerly known as Solo Petroleums Ltd. The merger was effected by ETC Transaction Corporation issuing 1.25 shares for each issued and outstanding common share in ETC. At the date of merger, ETC had 7,153,601 shares issued and outstanding and accordingly, the merger resulted in the issuance of 10,949,146 shares in ETC Transaction Corporation for all of the issued and outstanding common shares of Electronic Transmission Corporation. A special meeting of the shareholders of ETC was held on January 31, 1997, at which time the shareholders ratified and approved the terms and conditions of the Merger Agreement and authorized the Board of Directors of ETC to effect the merger. ETC Transaction Corporation held its annual meeting on February 11, 1997, at which time the shareholders ratified and approved both the Continuance of ETC Transaction Corporation into the State of Delaware and the Merger Agreement and authorized the Board of Directors to effect the merger. ETC and ETC Transaction Corporation executed the merger transaction as a reorganization within the meaning of
Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"). ETC and ETC Transaction Corporation did not recognize any gain or loss as a result of the merger. The merger is in effect a reverse acquisition and is accounted for as a recapitalization of ETC, with ETC as the acquirer. Effective February 11, 1997, the name of ETC Transaction Corporation was changed to Electronic Transmission Corporation, with the Certificate of Incorporation being duly amended to reflect the change of name.

                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 3 - GOING CONCERN AND CONTINUED OPERATIONS
-----------------------------------------------

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern. ETC sustained a net operating loss of $2,470,684 and $1,999,404 during the years ended December 31, 1996 and 1997, respectively. Cash used by operating activities for the same periods aggregated $1,647,134 and $773,293, respectively. Additionally, at December 31, 1997, ETC's current liabilities exceeded its current assets by $562,394. ETC's continued existence depends upon the success of management's efforts to raise sufficient capital and increase its customer base.

Management plans to mitigate the going concern issues by marketing its services to large self-insured companies to expand its customer base and increase profitability. Management believes that it will be successful in generating sufficient cash to support its operations. There can be no degree of assurance that the Company will be successful in raising additional working capital or executing its business plan to the extent that it will be profitable.

NOTE 4 - ACCOUNTS RECEIVABLE
----------------------------

The following is a summary of accounts receivable:

                                                      December 31,
                                               ---------------------------
                                                   1996           1997
                                               ------------    -----------
         Accounts receivable - trade           $    236,356    $   350,113
         Employee receivables                        28,203          3,041
         Accounts receivable - other                     --            664
                                               ------------    -----------

                                               $    264,559    $   353,818
                                               ============    ===========

In September 1997, the Company entered into an agreement whereby the Company has the right to sell certain receivables, with recourse, to a financial institution from time to time until September 1998. The maximum amount of outstanding receivables owned by the financial institution at any time is $500,000. The receivables are discounted at 2.75% of the face value of the receivables. The financial institution retains 20% of the face amount of outstanding receivables in a cash reserve account in the name of the Company. The Company is required to repurchase any receivables sold, which are in arrears more than ninety days, at the receivables amount net of unearned interest. During the year ended December 31, 1997, the Company received $1,080,806 from the sale of receivables. Receivables which were outstanding under the agreement at year-end amounted to $228,757. Required cash reserves included in cash and cash equivalents amounted to $45,751 at December 31, 1997. Discounts on the sale of receivables recorded as an expense in 1997 amounted to $38,500.

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 5 - CAPITAL LEASE RECEIVABLE
---------------------------------

The Company, as lessor, has entered into a non-cancelable lease for service equipment. Future minimum lease payments receivable under the non-cancelable lease at December 31, 1997 are as follows:
                                                             Capital
                                                             Leases
                                                        ----------------
    Total minimum lease payments during the
        years ended December 31, 1998                   $         29,248

    Less: amount representing interest                            (1,525)
                                                        ----------------
    Present value of minimum lease payments             $         27,723
                                                        ================


NOTE 6 - OFFICE FURNITURE AND EQUIPMENT
--------------------------------------

The following is a summary of office furniture and equipment:

                                                               December 31,
                                                       ------------------------
                                                            1996          1997
                                                        ---------     ---------
                  Furniture                             $ 104,349     $ 105,473
                  Computer & Office Equipment             458,178       615,521
                  Computer Software                        92,836       544,368
                  Leasehold Improvements                    8,791         9,747
                                                        ---------     ---------
                                                          664,154     1,275,109
                  Less:  accumulated depreciation        (142,578)     (408,711)
                                                        ---------     ---------
                                                        $ 521,576     $ 866,398
                                                        =========     =========

Depreciation expense was $110,405 and $266,133 for 1996 and 1997, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

The following is a summary of accounts payable and accrued liabilities:

                                                               December 31,
                                                        -----------------------
                                                            1996          1997
                                                        ---------    ----------
                  Accounts payable                      $ 221,315    $  247,325
                  Accrued expenses                        128,248       596,272
                  Accrued payroll and taxes               189,825       315,440
                  Accrued interest payable                 27,800         2,033
                                                        ---------    ---------

                                                        $ 567,188    $1,161,070
                                                        =========    ==========
                                      F-10

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES
-------------------------------------------------

The following is a summary of notes payable:

                                                                                          December 31,
                                                                                     -------------------------
                                                                                       1996          1997
                                                                                     ---------      ----------
Note  payable to  corporation,  interest at 12.0%,  $7,553  principal  including interest due monthly,  remaining  balance plus interest due upon maturity on May
19, 1998; collateralized by option to purchase 113,000 shares of common stock at
$1.50 per share.                                                                     $      --      $  121,654

Note payable to bank, interest at 10.5%, $1,484 principal including interest due monthly,  maturing  September 15, 1998;  collateralized by certain equipment and
assignment of officer's life insurance policy.                                              --          28,316

Subordinated  convertible  debenture  payable to corporation,  interest at 12.0%
payable semi-annually,  principal due upon maturity at May 12, 1998, convertible
at $1.25 per common share including principal and accrued interest.                         --         100,000
                                                                                     ---------       ---------

                                                                                     $      --       $ 249,970
                                                                                     =========       =========

Under an agreement with a leasing company discussed in Note 9, the Company has a $500,000 line of credit of which funding is based on the leasing companies ability to provide funds. As of December 31, 1997, the Company has made no draws under this agreement.

During 1991 and 1992, ETC Transaction Corporation (formerly Solo Petroleums, Ltd.) issued $52,500 in short-term convertible debentures which were due 180 days from issuance bearing an interest rate of 20%. The debentures provided for the holder to receive ten common shares of ETC Transaction Corporation stock for each one U.S. dollar of debenture. In December 1997, the Company issued 32,500 shares of common stock on a $1-for-1 share basis in full settlement of the agreements. The remaining $20,000 debentures were paid in cash to the holders in full settlement.

On May 14, 1997, the Company issued $50,000 in short-term subordinated convertible debentures which were due in one year. The debentures were convertible at $1.25 per common share including principal and accrued interest. On September 22, 1997, the holder converted $52,067 of principal and interest into 41,653 of common stock.

                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 9 - LEASE OBLIGATIONS PAYABLE
----------------------------------

The Company, as lessee, has entered into various non-cancelable leases for service equipment, vehicles, and office facilities. Future minimum lease payments under non-cancelable leases at December 31, 1997 are as follows:

            For the Years Ending                    Capital         Operating
                December 31,                        Leases           Leases
         --------------------------               ------------    ------------

                    1998                          $   110,095     $  183,680
                    1999                               26,487        189,375
                    2000                                   --        195,071
                 Thereafter                                --        149,507
                                                  -----------     -------------

    Total minimum lease payments                      136,582     $  717,633
                                                                  ==============
        Less: amount representing interest             (8,755)
                                                  -----------

    Present value of minimum lease payments           127,827
        Less: current portion                        (102,240)
                                                  -----------

    Long-term capital lease obligation            $    25,587
                                                 ============

Rent expense during the years ended December 31, 1996 and 1997 for operating leases was $122,544 and $173,494, respectively, and is included in operating expenses.

The cost of assets subject to capital leases included in office furniture and equipment is as follows:

                                                          December 31,
                                                    ----------------------
                                                     1996         1997
                                                    ---------    ---------

     Computer & Office Equipment                    $ 182,053    $ 198,801
     Less:  accumulated depreciation                  (21,044)     (84,520)
                                                    ---------    ---------
                                                    $ 161,009    $ 114,281
                                                    =========    =========

In April 1996, the Company entered into an equipment lease agreement and stock option agreement with a leasing company which is recorded as a capital lease by the Company. The agreement is for a term of five years and allows the Company to lease certain equipment for amounts specified in the agreement with rental payments due on the first of each month. As of December 31, 1997, monthly payments required under the lease agreement amounted to $9,954 expiring in December 1999.

                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 9 - LEASE OBLIGATIONS PAYABLE (Continued)
----------------------------------------------

At any time during the term of the agreement, the leasing company has the right to i) sell to ETC any or all of the equipment in exchange for the number of shares of ETC common stock, or stock of any company with which ETC merges, that is equal to the purchase price of the equipment divided by $1.25 per share or,
ii) purchase, at $1.25 per share, the number of shares of ETC stock, or stock of the merged company, equal to the purchase price of the equipment divided by 1.25, and give ETC the option to purchase the equipment at the end of the lease for $1.00; provided, that if ETC issues, agrees to issue or grants an option to purchase ETC stock to any other person for a price less than $1.25 per share, the price payable to the leasing company will be reduced to such lower price. During December 1997, the Company sold common stock at a price of $0.50 per share; therefore, the leasing company has the option to purchase common stock at this price as discussed in Note 12.

The leasing company agreement contains certain restrictive covenants which (i) required ETC to escrow all accounts received which were derived from the use of this equipment, less third party costs, through March 31, 1996 or until any class of stock became registered with the Securities and Exchange Commission or otherwise became publicly traded, or the funds in escrow equaled the total purchase price of the equipment, and (ii) restricted ETC from issuing additional securities before ETC merged with a public company. ETC was in violation of each of these covenants and has obtained a waiver from the leasing company releasing ETC from any claims under the escrow requirement and violations relating to the issuance of securities.

NOTE 10 - INCOME TAXES
----------------------

ETC has net operating loss carryforwards of approximately $4,519,000 that are available to offset any future income tax liability. The net operating loss carryforwards expire as follows:

        For the Years Ending
           December 31,                              Expiring
        ---------------------                       ----------
              2010                                  $  880,000
              2011                                   2,006,000
              2012                                   1,633,000
                                                    ----------
              Total                                 $4,519,000
                                                    ==========

Deferred income taxes result from the book versus tax accounting difference for net operating loss carryforwards, accrued payroll and stock option-based compensation. The Company has deferred tax assets amounting to approximately $1,115,000 and $1,627,000 at December 31, 1996 and 1997, respectively. The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at December 31, 1996 and 1997.

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 10 - INCOME TAXES (Continued)
---------------------------------

The components of the provision for federal income taxes are as follows as of December 31:

                                                     1996             1997
                                                 --------------   --------------

Currently payable                                $           --   $          --
Deferred                                                     --         (36,000)
                                                 --------------   -------------

Federal income tax expense (benefit)             $           --   $     (36,000)
                                                 ==============   =============

Deferred tax benefit results from the difference in extraordinary gain on extinguishment of debt which reduced the benefit of the net operating loss carryforwards and decreased the valuation allowance recorded against the deferred tax assets.

NOTE 11 - BUSINESS COMBINATION
------------------------------

Effective April 1, 1997, the Company completed a business combination with Electra-Net, L.C. ("Electra-Net") by assuming their net liabilities. Electra-Net, L.C. is a company wholly owned and controlled by ETC's former Chairman of the Board, Chief Executive Officer, President and current shareholder.

The transaction was accounted for using the purchase method as follows:

         Assets Acquired:
                  Cash                                      $           2,065
                  Accounts receivable                                  76,061
                  Computer hardware                                    20,908
                                                            -----------------
                            Total assets                    $          99,034
                                                            -----------------

         Liabilities Assumed:
                  Accounts payable                          $          15,711
                  Loans payable                                       235,849
                                                            -----------------
                            Total liabilities               $         251,560
                                                            -----------------

         Net Liabilities Assumed                            $         152,526

         Consideration Paid:
                  Cash                                      $              --
                                                            -----------------
                  Total consideration                                      --
                                                            -----------------

         Dividend paid to shareholder                       $         152,526
                                                            =================

                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 11 - BUSINESS COMBINATION (Continued)
-----------------------------------------

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

NOTE 12 - STOCK OPTIONS
-----------------------

The Company has issued various stock options to employees of the Company which are considered compensatory. Vesting varies by employee agreement ranging from 2 to 5 years. The contractual life of outstanding stock options at December 31, 1997 is the term of employment of the holder.

A summary of the status of employee stock options is set forth below:




                                                      Year ended                            Year ended
                                                    December 31, 1996                     December 31, 1997
                                          ----------------------------------      -------------------------
                                                               Weighted                               Weighted
                                                                Average                                Average
                                                               Exercise                               Exercise
Stock Options                                  Shares            Price               Shares             Price
-------------                             -------------        --------           -------------       --------
Outstanding, beginning of period                 675,000        $0.001                  691,667        $0.001
Granted                                          260,000        $0.001                1,400,000        $0.990
Exercised                                       (118,333)       $0.001                 (234,999)       $0.040
Forfeited/expired                               (125,000)       $0.001                 (865,000)       $0.780
                                          -------------                           -------------
Outstanding, end of period                       691,667        $0.001                  991,668        $0.740
                                          ==============                          =============

Options exercisable, end of period                18,333        $0.001                  741,668
                                          ==============                          =============

Weighted average fair value of
    options granted during the year       $         1.12                          $        0.85
                                          ==============                          =============

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

Range of exercise prices                                     $0.001 to $1.50 per common share
Weighted average exercise price                              $0.74 per common share



                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 12 - STOCK OPTIONS (Continued)
----------------------------------

Compensation costs will be recognized as an expense over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. Future compensation expense to be recorded in subsequent periods as of December 31, 1996 and 1997, was $555,897 and $0, respectively. During 1997, the Company elected to rescind specific compensatory stock options of an officer of the Company. Accordingly, compensation costs associated with these options were not expensed due to the officer retroactively forfeiting any rights under the original option agreement. Effective June 30, 1997, the Company elected to vest all employee stock options and recognize compensation expense for all outstanding options. Compensation cost totalling $322,067 and $321,220 was recognized as expense during the years ended December 31, 1996 and 1997, respectively. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net loss and loss per share would not have been significantly changed.

As discussed in Note 8, the Company issued 113,333 options to purchase common stock at $1.50 per share to a corporation as collateral to secure a note payable. The options expire on May 19, 1998.

Under an agreement with a leasing company discussed in Note 9, the leasing company has 210,608 options to purchase common stock at $0.50 per share. These options have no fixed maturity.

NOTE 13 - STOCK WARRANTS
------------------------

Effective June 1, 1996, the Company issued 220,000 stock warrants which expired on June 15, 1997, and allowed the holder of each warrant to purchase one share of common stock at a price of $1.50 per share. As of December 31, 1996, no warrants had been exercised. This agreement was superceded by the following agreement dated February 28, 1997.

Effective February 28, 1997, the Company issued 520,000 stock warrants which expire on February 28, 2004, and allow the holder of each warrant to purchase one share of common stock at a price of $1.25 per share. As of December 31, 1997, no warrants have been exercised.

Effective June 1, 1997, the Company issued 23,000 stock warrants which expire on June 1, 1998, and allow the holder of each warrant to purchase one share of common stock at a price of $1.50 per share. As of December 31, 1997, no warrants have been exercised.

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 14 - CUSTOMER CONCENTRATION
--------------------------------

For the year ended December 31, 1996, revenues from one customer amounted to approximately 64% of total revenues. For the year ended December 31, 1997, revenues from two customers amounted to approximately 56% and 13% of total revenues, respectively.

Trade accounts receivable included $76,395 and $86,717 relating to these customers at December 31, 1996 and 1997, respectively.

NOTE 15  - RELATED PARTY TRANSACTIONS
-------------------------------------

In December 1995, the Company entered into an agreement with a marketing firm to assist in obtaining and servicing customers. A member of the marketing firm is a former member of the Board of Directors. Compensation for services rendered to the Company will be paid through November 1997. At December 31, 1997, the Company was indebted to the former director in the amount of $32,857.

On May 15, 1996, the Company executed a note payable of $779,575 with ETC Transaction Corporation of which the proceeds were used as working capital to fund its post-merger business plan. The note payable to ETC Transaction Corporation and related accrued interest of $27,800 eliminated upon completion of the merger.

As of December 31, 1996 and 1997, the Company had a payable of $339,207 and $0, respectively, to Sterling National Corporation ("SNC") for working capital loans. SNC is wholly-owned and operated by the former Chairman of the Board, Chief Executive Officer and shareholder of ETC.

At December 31, 1996, the Company has a trade receivable due from Electra-Net, L.C., a company wholly-owned and operated by the former Chairman of the Board, C.E.O. and majority shareholder of ETC. The receivable of $103,026 relates to administrative fees for providing computer processing for medical claims.

The Company had an agreement to purchase equipment from SNC. The relationship exists through SNC's purchase contract with an equipment wholesaler which allowed SNC to purchase equipment at a significant discount. The Company recorded the equipment purchases at SNC's cost. As of December 31, 1997, the agreement had been cancelled. During the years ended December 31, 1996 and 1997, the Company purchased equipment totaling $127,709 and $20,291, respectively.

                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------

NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------------

During the years ended December 31, 1996 and 1997, the Company paid $9,021 and $79,202 for interest, respectively. During the years ended December 31, 1996 and 1997, the Company made no payments for income taxes.

Non-cash investing and financing activities include the following:

The Company acquired assets valued at $246,513 and $16,747 through capital lease obligations during the year ended December 31, 1996 and 1997, respectively. The Company disposed of assets with a carrying value of $64,460 through a capital lease receivable during the year ended December 31, 1996.

During the years ended December 31, 1996 and 1997, the Company issued 262,625 common stock shares for services rendered at $1 per share in the total amount of $262,625. During the year ended December 31, 1997, the Company issued 320,000 common stock shares for services rendered at $1.25 per share in the total amount of $400,000.

NOTE 17 - EARNINGS PER SHARE
----------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:



                                                           For the year ended December 31, 1996
                                                     -------------------------------------------------
                                                           Loss              Shares          Per Share
                                                        (Numerator)       (Denominator)       Amount
                                                     --------------    ----------------     ----------
Loss before extraordinary item                       $   (2,470,684)
Basic earnings per share
Loss available to common stockholders                $   (2,470,684)         6,906,593      $   (0.36)
                                                                                            ==========
Effect of dilutive securities
Employee stock options                                           --                 --
                                                     --------------     --------------
Diluted earnings per share
Loss available to common stockholders
    plus assumed conversions                         $  (2,470,684)          6,906,593)     $   (0.36)
                                                     =============      ==============      =========


                       ELECTRONIC TRANSMISSION CORPORATION
                       -----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1996 and 1997
                           --------------------------


NOTE 17 - EARNINGS PER SHARE (Continued)
---------------------------------------



                                                               For the year ended December 31, 1997
                                                     --------------------------------------------------------
                                                           Loss                  Shares            Per Share
                                                        (Numerator)           (Denominator)          Amount
                                                     ----------------       ----------------      -----------
Loss before extraordinary item                       $     (2,072,666)
Basic earnings per share
Loss available to common stockholders                $     (2,072,666)             8,960,723      $    (0.23)
                                                                                                  ==========
Effect of dilutive securities
12% convertible debentures                                      5,077                (20,517)
Warrants                                                           --               (111,406)
Employee stock options                                             --                (26,707)
Non-employee options                                               --                (50,569)
                                                     ----------------       ----------------
Diluted earnings per share
Loss available to common stockholders
    plus assumed conversions                         $  (2,067,589)                8,751,524      $    (0.24)
                                                     ================       ================      ===========


Options to purchase 691,667 shares of common stock at $0.001 per share were outstanding at December 31, 1996, but were not included in the computation of diluted earnings per share because the options had an antidilutive effect on earnings per share. As of December 31, 1997, options to purchase 741,668 shares of common stock at $0.001 per share were outstanding but were not included in the computation of diluted earnings per share because the options had an antidilutive effect on earnings per share.

NOTE 18 - SUBSEQUENT EVENTS
---------------------------

The Company is in the process of amending its June 30, 1997, and September 30, 1997, quarterly financial statement filings with the Securities and Exchange Commission to reflect the rescission of certain common stock and stock option agreements in the fourth quarter of 1997. The financial statements reflect the rescission of these agreements at December 31, 1997.

On February 16, 1998, L. Cade Havard, the Company's Chairman of the Board, Chief Executive Officer and President, was terminated by the Company's Board of Directors. The Board of Directors appointed W. Mack Goforth, the Company's Chief Financial Officer, as its Chief Executive Officer and Chairman of the Board.