Form 10QSB
period 1998-03-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 1998-05-26
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                            Commission File No. 22135


                       ELECTRONIC TRANSMISSION CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)


       Delaware                                                  75-2578619
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

5025 Arapaho Road, Suite 501
Dallas, Texas  75248                                         (972) 980-0900
(Address of Principal Executive Offices)             (Issuer's Telephone Number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,162,692 shares as of May 22, 1998

                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                           March 31,
Current Assets:                                               1998
                                                         -----------
    Cash  and cash equivalents                           $   113,662
    Accounts receivable, Trade                               464,914
    Note receivable                                           25,000
    Capital lease receivable                                  21,049
    Prepaid assets                                            54,144
                                                         -----------
       Total Current Assets                                  678,769
                                                         -----------

Property and Equipment, net                                  883,705
                                                         -----------

Other Assets                                                   5,450
                                                         -----------

Total Assets                                             $ 1,567,924
                                                         ===========

Current Liabilities:
    Accounts payable                                     $   668,553
    Accrued expenses                                         520,141
    Debenture                                                100,000
    Note payable                                             124,448
    Current portion, capital lease obligations                87,036
                                                         -----------
          Total Current Liabilities                        1,500,178

Long-term capital lease obligations                           13,902
                                                         -----------
       Total Liabilities                                 $ 1,514,080
                                                         -----------

Stockholders' equity:
     Preferred stock, $1 par value, 2,000,000 shares
         authorized;  no shares issued and outstanding          --
     Common stock, $.001 par value, 20,000,000
         shares authorized; 14,109,358 shares issued
         and outstanding                                      14,109
     Additional paid-in-capital                            7,249,762
      Accumulated deficit                                 (7,210,027)
                                                         -----------
         Total Stockholders' Equity                           53,844
                                                         -----------
Total Liabilities & Stockholders' Equity                 $ 1,567,924
                                                         ===========

                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1997            1998
                                                   ------------    ------------
Service revenues                                   $    312,774    $    971,011
                                                   ------------    ------------


Costs and Expenses:
    Costs of revenues                              $    184,738    $    443,574
    Selling, general and administrative                 755,706         701,729
    Depreciation and amortization                        51,664          67,157
                                                   ------------    ------------

       Total Costs and Expenses                         992,108       1,212,460
                                                   ------------    ------------

Loss from operations                                   (679,334)       (241,449)

Other Income (Expense):
    Interest expense, net                                (7,157)         (8,670)
    Other income                                           --            16,973
                                                   ------------    ------------
       Total Other Income                                (7,157)          8,303
                                                   ------------    ------------

Net loss                                           $   (686,491)   $   (233,146)
                                                   ============    ============


Loss per common share:
       Basic                                       $      (0.06)   $      (0.02)
                                                   ============    ============
       Diluted                                     $      (0.06)   $      (0.02)
                                                   ============    ============

Weighted average common shares outstanding:
       Basic                                         11,695,854      14,035,469
                                                   ============    ============
       Diluted                                       11,695,854      14,035,469
                                                   ============    ============



                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                                   (Unaudited)



                                                            Additional
                                      Common Stock           Paid-In       Accumulated
                                -------------------------
                                   Shares        Amount      Capital       Deficit          Total
                                -----------   -----------   -----------   ------------   -----------

Balance at  December 31, 1997    14,026,024   $    14,026   $ 7,249,762   $(6,976,881)   $   286,907

Issuance of shares for cash          83,334            83          --            --               83
Net loss                               --            --            --        (233,146)      (233,146)
                                -----------   -----------   -----------   -----------    -----------

Balance at March 31, 1998        14,109,358   $    14,109   $ 7,249,762   $(7,210,027)   $    53,844
                                ===========   ===========   ===========   ===========    ===========




                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                1997           1998
                                                           -----------   -----------

Cash Flows from Operations:
   Net loss                                                $  (686,491)  $ (233,146)
Adjustments to Reconcile Net Loss to
  Net Cash Provided (Used) by
   Operations:
    Non-cash issuance of common
      stock for services rendered                              100,000           --
    Non-cash compensation from stock options                    66,368           --
    Depreciation and amortization                               51,664       67,157
    Increase in accounts receivable-trade                      (25,539)    (117,625)
    (Increase) decrease  in employee advances                   22,707       (4,250)
    Decrease in advances to stockholders                       179,175           --
    (Increase) decrease in prepaid expenses                      2,685      (25,972)
    (Increase) decrease in deposits and                          2,067      (18,572)
     other assets
    Increase in accounts payable                                91,021      103,064
    Increase (decrease) in accrued payroll and taxes            13,547      (75,440)
                                                           -----------   -----------
   Net Cash Used in Operations                                 (10,425)    (304,784)
                                                           ------------  -----------

Cash Flows from Investing Activities:
    Payments on capital leases receivable                        4,011        6,674
    Purchases of furniture and equipment                        (7,985)     (84,464)
                                                           ------------  -----------
   Net Cash Used in Investing Activities                        (3,974)     (77,790)
                                                           ------------  -----------

Cash Flows from Financing Activities:
    Payments on capital leases payable                         (22,920)     (26,890)
    Payments on short-term loans                                    --      (25,522)
      Issuance of common stock for cash                             28           83
                                                           -----------   ----------
   Net Cash Used in Financing Activities                       (22,892)     (52,329)
                                                           ------------  -----------

Net decrease in cash                                           (37,291)    (434,903)
Cash, beginning of period                                       50,268      548,565
                                                           -----------   ----------
Cash, end of period                                        $    12,977   $  113,662
                                                           ===========   ==========


                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

NOTE 2 - CONSOLIDATION
----------------------

During January 1998, the Company funded the capitalization of ETC Administrative Services, Inc., a Texas corporation and wholly owned subsidiary. ETC Administrative Services, Inc. became an active subsidiary upon funding and the financial statements include the accounts of ETC Administrative Services, Inc. since that time. All intercompany accounts and transactions have been eliminated.

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT
---------------------------------------

The following is a summary of office furniture and equipment:


                                                   March 31,         March 31,
                                                     1998              1997
                                                 ------------      ------------

      Furniture                                  $    106,111      $    104,349
      Computer & Office Equipment                     678,494           465,344
      Computer Software                               565,220            94,580
      Leasehold Improvements                            9,747             7,866
                                                 ------------      ------------
                                                    1,359,572           672,139
       Less:  accumulated depreciation               (475,867)         (193,229)
                                                 ------------      ------------
                                                 $    883,705      $    478,910
                                                 ============      ============

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

On February 16, 1998, L. Cade Havard was terminated as Chief Executive Officer, President and Chairman of the Board of the Company and W. Mack Goforth, the Company's Chief Financial Officer, was appointed Chairman and Chief Executive Officer.

On May 7, 1998, it was announced that Steven K. Arnold had been appointed as an interim consultant scheduled to be elected Chairman and Chief Executive Officer of the Company within 60 days after such appointment.

                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 4 - SUBSEQUENT EVENTS CONTINUED
------------------------------------

The Company filed a registration statement on Form SB-2 on March 16, 1998. The Company is currently responding to the comment letter received from the SEC as a result of that filing. Certain of the comments received from the SEC will require the Company to amend and restate its financial statements at December 31, 1997. To the extent that these year-end financial statements affect the financial statements submitted with this Form 10Q-SB, the Company will file an amendment to this Form 10Q-SB.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations of The Company

For the Quarter  Ended March 31,  1998  Compared to the Quarter  Ended March 31,
1997

         Revenues. Revenues from automation services totaled $255,384 and $312,774 for the quarters ended March 31, 1998 and 1997, respectively. Revenues from repricing totaled $508,972 for the three months ended March 31, 1998. The repricing division was not in place for the first quarter of 1997. The start-up of the Third Party Administrator division on January 1, 1998 generated revenues of $199,714 for the first quarter of 1998.

         Cost of Revenues. Costs of automation services totaled $188,827 and $184,738 for the quarters ended March 31, 1998 and 1997, respectively. The costs for the first quarter of 1998 were comprised of $106,311 in data entry personnel, $49,515 in imaging fees and $9,759 in communication expenses. In the first quarter of 1997, these costs consisted of $99,815 in data entry personnel, $60,774 in imaging fees and $9,117 in communication expenses. Costs of network services were largely made up of $221,603 in third party network fees for the quarter ended March 31, 1998. The repricing division began operations in the second quarter of 1997, therefore, there is no comparative information available.

         Gross Profit. Gross profit for the quarter ended March 31, 1998 was $527,437 as compared to $128,036 for the quarter ended March 31, 1997. The gross profit margin for the quarter ended March 31, 1998 was 54% verses 41% for 1997.

         Other Expenses. Selling, general and administrative costs decreased to $701,729 for the quarter ended March 31, 1998, compared to $755,706 for the quarter ended March 31, 1997. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the quarter ended March 31, 1998, total personnel costs were $527,904, total rent costs were $43,373, total telephone costs were $40,906 and total professional fees were $7,223. For the quarter ended March 31, 1997, total personnel costs were $456,870, total rent costs were $43,373, total telephone costs were $12,006 and total professional fees were $199,053. Professional fees were primarily incurred due to the preparation and filing of a registration statement, year-end audit and legal matters.

         Net interest expense increased to $10,307 for the quarter ended March 31, 1998 compared to $7,978 for the quarter ended March 31, 1997. The increase is primarily related to the Company's issuance of convertible debentures in May 1997.

         Net Loss. The Company incurred a net loss of $686,491 and $233,146 for the quarters ended March 31, 1997 and 1998, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

         Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At March 31, 1998, the Company had cash and cash equivalents of approximately $113,662, and a working capital deficit of approximately $821,409. The Company has a note payable in the amount of $99,881 bearing interest at 12% per annum. Payments of principal and interest are due and payable monthly, with the remaining principal balance, plus accrued but unpaid interest, due on May 19, 1998. The note is collateralized by an option to purchase 113,333 shares of Common Stock at $1.50 per share. The Company is currently attempting to renegotiate the terms of the note. A subordinated convertible debenture in the amount of $100,000 was issued by the Company. This debenture bears interest at the rate of 12% per annum, payable semi-annually with principal due in full on May 12, 1998. The sum of the principal balance and accrued but unpaid interest under the debenture is convertible into shares of the Company's Common Stock at a conversion price of $1.25 per share. The Company is currently attempting to renegotiate the terms of the debenture.

         The Company entered into a Securities Purchase Agreement ("Purchase Agreement") on December 17, 1997 pursuant to which, in pertinent part, the Company agreed to sell to the "Investors" named therein an aggregate of up to 3,000,000 shares of Common Stock at a purchase price of $1.50 per share. The first closing under the Purchase Agreement occurred on December 17, 1997 with an issuance of 2,447,719 shares of Common Stock, representing gross proceeds to the Company of $1,223,859.50. Proceeds from this closing have been used for working capital. The Investors under the Purchase Agreement have elected not to purchase any additional shares under the Purchase Agreement.

         The Company's independent auditors have included a paragraph in their report to the Company's Board of Directors and stockholders that states that the Company's loss from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. The Company has reviewed its cost structure and accomplished a reduction in the fixed cost portion of its infrastructure. In April 1998, the Company reduced its personnel costs and is in the process of attempting to negotiate with its landlord a reduction in its rental expenditures. Software improvements have also been implemented that management believes will enhance productivity.

         Research and development to be performed over the next twelve months will attempt to enhance the current software programs used in automating clients by increasing the speed of processing and developing value added services for clients. It is not expected that costs associated with projected research and development efforts will materially effect the financial condition and results of operations of the Company for the 1998 fiscal year.

         The Company is currently exploring several alternatives for obtaining additional working capital, including both debt and equity financings. However, at this time, the Company has not entered into any agreements to obtain additional capital and, at this time, there can be no assurances that any additional working capital will be obtained by the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         Ann C. McDearmon v. Electronic Transmission Corporation, District Court, Dallas County, Texas, CA No. DV 98-3216-H. This lawsuit was filed by the plaintiff, Ann C. McDearmon ("McDearmon"), against the Company in the 160th Judicial District Court of Dallas County, Texas on April 21, 1998. In this action, McDearmon alleges that the Company breached the employment agreement McDearmon had with the Company. McDearmon's employment terminated on March 20, 1998. The Company has disputed that an event has occurred under McDearmon's employment agreement that would entitle her to the liquidated damages she has claimed in this action. McDearmon's original petition does not specify the amount of damages McDearmon seeks to recover in the lawsuit.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting of the stockholders of the Company was held on February 25, 1998 approving an increase in authorized shares of the Company's common stock, par value $.001 per share, from 15,000,000 shares to 20,000,000 shares. The stockholders of the Company also authorized at this special meeting a one-for-four (1:4) reverse stock split of its outstanding common stock, whereby every four shares of outstanding common stock will be exchanged for one share of common stock upon the effective date of such reverse split. The number of votes cast by the Company's stockholders for and against (i) the increase in authorized shares of the Company was 10,919,559 and 152,174, respectively, and
(ii) the reverse stock split was 10,905,076 and 198,657, respectively. There were not any votes withheld or broker non-votes with respect to such stockholder action. The number of stockholders abstaining in the vote to increase the authorized shares of the Company was 154,043 and the number of stockholder abstaining in the vote of the reverse stock split was 122,043.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Financial Statements and Exhibits                                                       Page
      ---------------------------------
         1.    Financial Statements.  The following financial statements are submitted
               --------------------
         as a part of this report:

         Balance Sheet - March 31, 1998.....................................................    1

         Statements of Operations - Quarters Ended March 31, 1998 and 1997..................    2

         Statement of Stockholders' Equity - Quarter Ended March 31, 1998...................    3

         Statements of Cash Flows - Quarters Ended March 31, 1998 and 1997..................    4

         Notes to Financial Statements......................................................    5



         2. Exhibits. Not applicable.
            --------
(b)      Reports on Form 8-K.

         A report on Form 8-KSB was filed by the Company on February 16, 1998, disclosing the termination of L. Cade Havard as Chief Executive Officer, President and Chairman of the Board of the Company and the appointment of W. Mack Goforth, the Company's Chief Financial Officer, as the Chairman of the

Board and Chief Executive Officer. Also disclosed in this report were the results of the special meeting of stockholders of the Company held on February 25, 1998, whereby an increase in the number of authorized shares of the Company's common stock, par value $.001 per share, from 15,000,000 shares to 20,000,000 shares and a one-for-four (1:4) reverse stock split of the Company's Common Stock were approved.

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

         ELECTRONIC TRANSMISSION CORPORATION

         Signature                    Title                             Date
         ---------                    -----                             ----

    /s/  W. MACK GOFORTH         Chairman, Chief Executive          May 22, 1998
--------------------------       Officer, Chief Financial
         W.  Mack Goforth        Officer and Director (Principal
                                 Executive Officer)


  /s/   LOUANN C. SMITH          Controller (Principal              May 22, 1998
-----------------------          Accounting Officer)
        Louann C. Smith