Form 10KSB/A
period 1997-12-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 1998-08-14
CIK 1017586

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-KSB/A
                                ---------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997

                             Commission file number 22135

                         ELECTRONIC TRANSMISSION CORPORATION
                    (Name of Small Business Issuer in Its Charter)

                                                         75-2578619
                  Delaware                            (I.R.S. Employer
          (State of Incorporation)                    Identification No.)

        5025 Arapaho Road, Suite 501                       75248
                Dallas, Texas                            (Zip Code)
  (Address of Principal Executive Offices)

                    Issuer's telephone number: (972) 980-0900

                                ---------------------

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.001 par value per share
                                (Title of Class)

                                ---------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes X
                                                                        ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its fiscal year ended on December 31, 1997 were $3,249,492.

     The aggregate market value of voting and non-voting common stock held by non-affiliates of the issuer, computed by reference to the closing sales price of such securities on July 24, 1998, was $447,705.47.

     As of August 7, 1998, 3,694,423 shares of the issuer's common stock were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE:

    No documents, other than certain exhibits, have been incorporated by reference in this report.

                                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     UNLESS OTHERWISE INDICATED, ALL SHARE AND PER SHARE DATA AND INFORMATION RELATING TO THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING IN THIS ANNUAL REPORT HAVE BEEN ADJUSTED TO GIVE EFFECT TO A ONE-FOR-FOUR REVERSE STOCK SPLIT OF THE COMPANY'S COMMON STOCK, PAR VALUE $.001 PER SHARE (THE "COMMON STOCK"), EFFECTIVE JULY 1, 1998.

ORGANIZATION

     Electronic Transmission Corporation, a Delaware corporation (the "Company") is the surviving entity of the merger (the "Merger") of Electronic Transmission Corporation, a Texas corporation ("ETC-Texas"), and ETC Transaction Corporation, a Delaware corporation (formerly known as Solo Petroleums Ltd., an Alberta, Canada corporation and referred to herein as "ETC-Canada") in February 1997. ETC-Canada was originally incorporated on September 5, 1986 for the purpose of undertaking oil and gas exploration efforts. By 1990, revenues from oil and gas exploration efforts had substantially declined and ETC-Canada began experiencing financial difficulties. As a result, ETC-Canada liquidated substantially all of its assets and underwent a significant change in management during 1990. ETC-Texas was organized in December 1994 under the laws of the State of Texas, and initiated the business concept currently operated by the Company.

     ETC-Texas and ETC-Canada jointly filed a registration statement with the U.S. Securities and Exchange Commission (the "SEC") to register the shares of stock issuable to the stockholders of ETC-Texas under the terms of the Merger, subject to approval of the Merger by the stockholders of the respective companies. The Merger was approved by stockholders of ETC-Texas and ETC-Canada on January 31, 1997 and February 11, 1997, respectively. On February 11, 1997, ETC-Canada, the surviving corporation, then continued into Delaware and changed its name to Electronic Transmission Corporation, with the stockholders of ETC-Texas receiving 1.25 shares of ETC-Canada common stock for every one share of ETC-Texas common stock outstanding as of the time of the Merger.
The business operations of ETC-Texas were assumed by the Company following the Merger.

     Effective April 1, 1997, the Company acquired the assets, including the name, of Electra-Net, L.C., a Texas limited liability company. Electra-Net, L.C. was wholly owned and operated by L. Cade Havard, the Company's Chairman of the Board and Chief Executive Officer at the time of the combination. Mr. Havard's employment with the Company ceased on February 16, 1998. In consideration for the assets, Mr. Havard received 100,000 shares of Common Stock and the Company assumed certain liabilities of Electra-Net, L.C. All shares of Common Stock received by Mr. Havard in connection with this transaction have been returned to the Company. The acquired assets represent those used by the Company's Electra-Net division to initiate its medical claims repricing service component.

GENERAL

     The Company is a provider of claims automation, medical claims repricing and third party administration services to the non-provider sector of the health care industry. These services are automated through a broad range of application and data base information systems, which are developed by the Company, with certain enhancements related thereto being proprietary in nature. The Company contracts with health care payors, self-insured companies and other payors, such as third-party administrators ("TPAs"), to provide automation and electronic data interchange ("EDI") services. The Company, through its Electra-Net division, also contracts with various health care provider networks to provide medical claims repricing services to its clients. With the inauguration of TPA capabilities through ETC
Administrative Services, Inc., a wholly-owned subsidiary ("ETC Services"), the Company can provide a continuum of services to a self-insured corporate customer beginning with the scanning of the health care provider's claim and concluding with the payment to the health care provider.

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

CORE COMPETENCIES

     The Company's principal service areas include (i) claims automation, (ii) medical claims repricing services, and (iii) TPA, each of which is discussed below:

     CLAIMS AUTOMATION SERVICES. The Company provides automation services of healthcare claims for (i) self-insured companies that administer their own healthcare plans and pay their own medical claims, (ii) TPAs that administer healthcare plans and pay medical claims for self-insured companies, (iii) preferred provider organizations ("PPOs"), and (iv) other managed care organizations that offer discounts on medical claims and who reprice those claims to reflect discounts offered by providers to payors. The claims automation process electronically captures and stores electronic images of scanned paper documents. The Company scans more than one million claims per year for clients, the majority of which are received from self-insured employers. Utilizing its existing work flow process and available imaging technology, the Company processes standardized claim forms by scanning these forms at the client's facility, with the scanned data being transmitted to the Company's imaging center. The two primary sources for the standardized claim forms are from the physicians (HCFA's) and from health care facilities such as clinics and hospitals (UB's). Once received at the Company's imaging center, the data is processed using an optical character recognition process. The Company then stores all available data from the scanned claim forms in proprietary data bases maintained by the Company, manually reviews certain portions of each claim, and transmits the claim information to a medical provider network (including Electra-Net) or to a payor (including ETC Services) for repricing adjudication and/or payment.

     MEDICAL CLAIMS REPRICING. The Company, through its Electra-Net division, provides medical provider network services to its clients. Electra-Net is made up of over 40 regional and national networks, PPO's (Physician Provider Organization), PHOs (Physician Hospital Organizations), IPAs (Independent Physician Associations), and other provider groups that have joined with the Company in providing true EDI claims processing in the managed care area. Nationally, the number of provider networks with true EDI capabilities is very small resulting in difficulties for payors looking to reduce costs and streamline their operations. The Company's integrated solution has dramatically reduced the time and effort required by payors to process repriced medical claims.

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

     As a full service TPA, ETC Services, offers standard administration services, including, but not limited to, marketing the reinsurance, writing plan documents, processing medical, dental, vision and disability claims and ensuring compliance with federal and state mandates. With the electronic data, the Company can reprice electronically all of the claims prior to being loaded into the Company's licensed claims system for auto-adjudication. The electronic claims environment increases accuracy, reduces processing time, and decreases staffing needs. The Company believes that both the insurance brokerage community, which represents employers, and reinsurance carriers acknowledge the benefits of the totally automated claims process system of ETC Services.

BUSINESS STRATEGY

     The Company believes that new business opportunities exist with (i) PPOs;
(ii) claims processors, TPAs, and small- to medium-sized insurance companies; and (iii) large self-insured and self-administered corporations. The Company believes these market segments have immediate operational needs for the Company's automation and/or repricing products. The Company has submitted several proposals to potential clients in each of the afore-referenced business sectors. As of the date of this report, the Company has not entered into any binding agreements to provide services to any potential client which has received a written proposal from the Company. By leveraging the experience gained from the Company's existing TPA operation, the Company believes it can now begin to focus on selling its core competencies to these segments. The Company has developed a business strategy focused on increasing cash flows by extensively marketing its services to the afore-referenced segments of the health care industry and by cross selling currently available services to its existing clients.

     The following are key elements of the Company's strategy:

     TWO TIERED CUSTOMER CONTRACTS. The Company typically enters into 90-day service provider agreements which are cancelable by either the client or the Company at any time. During this 90-day period, the Company evaluates the needs of the client, develops a tailored claims processing system, initiates claims processing procedures for the client's analysis and determines its costs associated with the services provided to the client. Upon expiration of the 90-day review period, the Company will typically enter into a long-term agreement, generally for a term of two years. The terms of the extended contract will provide services that are developed and custom designed to fit the needs of the client during the 90-day review period. The pricing of these services is based on the Company's current pricing schedules and its cost estimates developed from on-site review of the customer's requirements.
The Company utilizes the 90-day review process, which is risk free to the client, as a proving ground for its services thereby allowing it to enter into more lucrative long-term provider contracts. The Company believes that long-term contracts provide benefits to both itself and its clients. Clients are able to realize the cost savings associated with the processing of medical claims through an electronic medium, while long-term contracts add stability to the Company's revenue base and may deter potential competition. After the expiration of the initial term of a long-term contract, the term of the contract continues in effect until the Company or the client notifies the other of its desire to terminate.

     RAPID INSTALLATION AND ENHANCED PROCESSING CAPABILITY. The Company provides and installs, at no cost to a client, claims processing equipment (the "Processing Equipment"), including computer, telecommunications and scanning equipment, for use at the client's facility. Upon termination of a contractual relationship with a client, the Processing Equipment is returned to the Company. Once the contractual relationship is entered into, it is the Company's intention to initiate claims processing services within 20 days of the date that an agreement is reached. The Company believes its ability to rapidly install a processing system at a client's location with minimal disruption gives it a significant advantage in the marketplace.

     ENHANCED MARKETING EFFORT. Although the Company has utilized direct marketing efforts to solicit customers in the past, new customers have been generated through referrals from a small number of existing clients. Since the Company's areas of service have grown and been enhanced, the Company will supplement its direct sales force in the future. The sales force will be compromised of employees of the Company and outside sales personnel with whom the Company will have entered into specific marketing agreements. The Company believes that to be successful in the future, it may have to expand the range of existing services, its distribution channels and its sales force.

SALES AND MARKETING

     The Company currently markets its services directly through its own sales organization. The Company's services are focused towards medium to large (more than 100 employees) businesses and institutions. Sales are currently generated primarily by the Company's management group. The Company intends to add full-time sales personnel.

     The Company's sales professionals are supported by a team of computer network technicians. These technicians support the clients during the system installation process and after the sale, provide the clients with repair, maintenance and support services to maintain the onsite scanning systems, if applicable.

     Referrals from existing clients and vendors, particularly Wal-Mart and Capp Care, are a significant source of prospective clients and establish credibility with potential clients. In fiscal 1997, revenues related to vendor referrals were responsible for $573,921 (17%) of the Company's revenue. There are no contractual requirements for such referrals and they could cease at any time.

CUSTOMERS

     The Company markets its processing services primarily to self-insured companies, TPAs and other provider networks or cost containment companies. The Company's current customer base includes four self-insured and self-administered customers and four health care provider networks.

     Under the terms of its existing agreement with Wal-Mart, the Company is obligated to provide electronic medical claims processing and repricing services for a term ending in September 1998. The Company will receive $1.00 per claim processed for the first 50,000 claims processed in a given month, which amount will be reduced by $.10 for every additional 50,000 claims processed in that month. Once 150,000 claims have been processed in a given month, the Company will receive $.75 per additional claim processed during said month. As of December 31, 1997 and 1996, the Company processed approximately 789,300 and 611,250 medical claims, respectively, for the benefit of Wal-Mart. The Company earned revenues of approximately $1,818,000 and $596,754 in fiscal 1997 and 1996, respectively, from Wal-Mart, which revenue amounts include fees paid for both automation and repricing services provided to Wal-Mart. Revenues generated from Wal-Mart represented approximately 56% and 64% of the Company's revenues as of December 31, 1997 and 1996, respectively.

COMPETITION

     The non-provider sector of the health care industry is intensely competitive and is characterized by companies that provide both electronic automation and paper processing solutions. There are participants in the industry that provide discount and repricing services and TPA services in the market currently served by the Company. The Company's competition in the market for electronic claims processing, discount and repricing services and adjudication and payment services is primarily concentrated in certain insurance companies, TPAs or management services organizations which have greater financial and technical resources and longer operating histories than the Company. The Company also believes that its processing methodology is easily duplicated. However, management of the Company believes that the Company's competitors, while each providing segments of the services offered by the Company, do not offer the interconnected array of services provided by the Company. The Company believes that it possesses a competitive advantage by offering its claims automation, discounting and repricing services in a format that connects payors, payees and service providers. The service methodology of the Company will allow it to compete against more established companies with much greater financial and technical resources. However, there are no barriers which would prohibit the Company's competitors from modifying their current services to emulate those offered by the Company. In addition, the Company may face substantial competition from new entrants into the electronic claims processing industry. The Company's ability to compete successfully with current and potential competitors will depend to a significant extent on its ability to continue developing processing methodologies which are superior to its competitors, to adapt to changes in the marketplace. The Company's ability to develop new methodologies and to adapt to changes in the industry depends upon its ability to produce sufficient cash flow to be able to finance its ongoing operations. No assurances can be given that the Company can generate cash flow necessary to resume research and development activities which may be required to meet the demands of the marketplace.

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

EMPLOYEES

     Effective January 1, 1998, the Company canceled a Staff Leasing Services Agreement with E3 Group, Inc., an employee leasing company. The Staff Leasing Services Agreement had been in effect since January 1996. As of July 1998, the Company had 35 full-time employees. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relationship with its employees is good.

RECENT FINANCINGS

     On December 17, 1997, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. (collectively, the "Investors") obtained the right to purchase up to an aggregate of 750,000 shares of Common Stock for total consideration of $1,500,000 or $2.00 per share. The Purchase Agreement called for the sale and purchase of the available shares to occur in two tranches. On December 17, 1997, the Investors purchased an aggregate of 611,930 shares of Common Stock, which Shares were registered in a registration statement declared effective by the SEC on August 12, 1998, for total cash consideration of $1,223,859.50 (the "First Closing"). The Investors, in accordance with the terms of the Purchase Agreement, have advised the Company that they do not intend to purchase the remaining 138,070 shares of Common Stock.

     In connection with the First Closing, the Company committed to the Investors to effect amendments to its Certificate of Incorporation for the purpose of (i) increasing its authorized Common Stock from 15,000,000 to 20,000,000 shares and (ii) undertaking a reverse stock split (the "Reverse Stock Split") whereby every four shares of outstanding Common Stock would be exchanged for one share of Common Stock (the foregoing amendments to the Certificate of Incorporation being collectively referred to herein as the "Amendments"). A special meeting of the stockholders was held on February 25, 1998 at which time the Amendments were approved by the requisite vote of the Company's stockholders. The Certificate of Amendment to the Company's Certificate of Incorporation increasing the authorized Common Stock to 20,000,000 shares was filed with the State of Delaware on February 27, 1998, and a Certificate of Amendment to the Company's Certificate of Incorporation effecting the Reverse Stock Split was filed with the State of Delaware on June 16, 1998.

     On June 25, 1998, David O. Hannah, a director of the Company, purchased 100,000 restricted shares of Common Stock for an aggregate purchase price of $100,000 or $1.00 per share. Also on June 25, 1998, Mr. Hannah loaned to the Company the principal amount of $100,000. The note is due and payable on December 25, 1998. Furthermore, the Company is obligated to issue to Mr. Hannah 25,000 restricted shares of Common Stock in lieu of payment of cash interest on the principal amount of the debt. The obligation is secured by all of the assets of the Company. The outstanding principal balance of the obligation to Mr. Hannah is convertible by him at any time prior to the maturity date into restricted shares of Common Stock at a rate of one share of Common Stock for every $2.00 of principal converted.

     On June 29, 1998, the Company executed promissory notes in the principal amounts of $20,000 and $5,000 payable to Scott Stewart, a director of the Company, and to David Stewart, Mr. Stewart's brother, respectively. The notes are due and payable on December 29, 1998. Scott Stewart is entitled to receive 5,000 shares of Common Stock and David Stewart is entitled to receive 1,250 shares of Common Stock in lieu of cash interest on the principal amount of their respective notes. The obligations to the note holders are secured by all of the assets of the Company. The outstanding principal balances of these notes are convertible at any time prior to the maturity date of the obligations by the holders into shares of Common Stock at the rate of one share of Common Stock for every $2.00 of principal converted.

     In late June and early July 1998, the Company executed two promissory notes payable to unaffiliated third parties in the aggregate principal amount of $45,000. The notes are due and payable six months from the execution date. The holders of the notes are entitled to receive an aggregate of 10,250 shares of Common Stock in lieu of receipt of cash interest on the principal amount of the respective obligations. The obligations to the note holders are secured by all of the assets of the Company. The outstanding principal balances of the notes are convertible at any time prior to the maturity thereof into shares of Common Stock at the rate of one share of Common Stock for every $2.00 of principal converted.

     On July 9, 1998, the Company sold to an unaffiliated individual 10,000 shares of Common Stock for an aggregate purchase price of $10,000 or $1.00 per share.

CURRENT OPERATIONS AND RELATED MATTERS

     On February 16, 1998, the Board of Directors of the Company terminated the Amended and Restated Employment Agreement, dated December 17, 1997, of L. Cade Havard, the former Chairman of the Board, Chief Executive Officer and President of the Company. The decision to terminate the agreement was based in part upon the inability of the Board of Directors and Mr. Havard to resolve differences regarding the Company's ongoing management and operational philosophy. On February 16, 1998, Mr. Havard resigned from the Board of Directors. Also on February 16, 1998, the Board of Directors elected W. Mack Goforth, the Company's Chief Financial Officer, as a member of the Board of the Directors and to serve as Chairman thereof, as well as electing Mr. Goforth as Chief Executive Officer of the Company.

     On March 20, 1998, the Employment Agreement between the Company and Ann C. McDearmon, the Company's Executive Vice President -- Director of Marketing, was terminated. Ms. McDearmon, in a lawsuit filed on April 20, 1998 in State District Court of Dallas County, Texas, alleged that the Employment Agreement was effectively terminated by the Company as a result of the change in the Company's management in February 1998 and because of modifications to Ms. McDearmon's work responsibilities. Ms. McDearmon also alleged that as a result of the termination of the employment agreement she is entitled to certain liquidated damages identified in the agreement. Ms. McDearmon's employment agreement provides that should she be terminated for any reason other than for cause she would be entitled to receive (i) 25% of all base salary ($60,000 per year) that would have been earned from the date of termination through the expiration of the term of the agreement (December 31, 2000); (ii) commission payments for a period of one year from the date of termination; and (iii) free medical insurance coverage for life. The Company maintains that Ms. McDearmon voluntarily terminated the employment agreement by submitting her letter of resignation on March 20, 1998 and that she is not entitled to any additional compensation or liquidated damages under the terms of such agreement. The Company intends to vigorously defend this lawsuit and does not believe that the outcome will have a material adverse effect upon its financial condition.

     On May 7, 1998, Steven K. Arnold agreed to serve as a consultant to the Company on an interim basis pending his formal election by the Board of Directors as Chairman of the Board and Chief Executive Officer of the Company. Effective on May 28, 1998, Mr. Arnold was elected Chairman of the Board and Chief Executive Officer of the Company. Mr. Goforth continues to serve as the Company's Chief Financial Officer, but resigned as a director of the Company effective May 28, 1998.

     On July 28, 1998, the Company, each of the Company's directors, in their individual capacity and as members of the Board of Directors, W. Mack Goforth, the Company's Chief Financial Officer, L. Cade Havard and Sterling National Corporation ("Sterling") entered into the Compromise Settlement Agreement and Mutual Release (the "Settlement Agreement") for the purpose of resolving all disputes between the Company, its directors, Mr. Havard and Sterling. Under the terms of the Settlement Agreement, Mr. Havard and Sterling, a corporation wholly owned by Mr. Havard, agreed to transfer to the Company an aggregate of 462,500 shares of Common Stock. Furthermore, Sterling agreed to assign and transfer all of its rights and obligations as trustee under the Sterling National Corporation Trust to the Company, thereby allowing the Company to serve as trustee for such voting trust. The Settlement Agreement also provides that Mr. Havard will agree to continue to be bound by the non-competition and non-disclosure covenants of his Amended and Restated Employment and Settlement Agreement dated December 17, 1997, except with regard to certain services to be provided by Mr. Havard for the benefit of Electronic Data System in the worker's compensation marketplace. The parties to the Settlement Agreement also have agreed to release each other from any and all claims or causes of action, whether known or unknown, which have arisen or may arise from acts or actions undertaken by the parties prior to July 28, 1998.

RISK FACTORS

     ACCUMULATED DEFICIT AND INDEPENDENT ACCOUNTANTS' REPORT REFERRING TO GOING CONCERN UNCERTAINTIES. Since inception, the Company has incurred losses from operations, and as of December 31, 1997 the Company had an accumulated deficit of $7,079,297. This history of recurring losses indicates that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing or capital and ultimately to attain profitable operations. The Company's independent accountants, in their report regarding the Company's financial statements for the fiscal year ended December 31, 1997, stated that since the Company had a history of losses since inception and had a significant working capital deficit, SUBSTANTIAL doubt existed as to the Company's ability to continue as a going concern.

     WORKING CAPITAL DEFICIT; LACK OF LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 1997, the Company had total current assets of $1,179,643 and total current liabilities of $1,742,037 resulting in a working capital deficit of $562,394. The ability of the Company to sustain its working capital, and to obtain the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon: (i) improving claims processing operations through cost reductions and increased market penetration;
(ii) entering into long-term claims processing contracts with self-insured companies, TPAs and management services organizations; (iii) successful development and marketing of its claims repricing capabilities and successful expansion of its existing service components; and (iv) its ability to link the various medical claims processing activities of payees and payors. Even if the Company achieves some success with its operational strategy, there can be no assurance that it will be able to generate sufficient revenues to sustain its working capital and have funds available for growth. To achieve all of its objectives, the Company may be required to raise additional working capital in the short term by issuing debt and/or equity securities. If the Company is unable to raise additional capital as needed, it could be forced to limit its expansion plans. The Company does not currently maintain a bank line of credit.

     POSSIBILITY OF CONTINUED LOSSES. The Company incurred losses of $2,470,684 for the fiscal year ended December 31, 1996 and $2,101,820 for the fiscal year ended December 31, 1997. In addition to the historical losses, the Company expects to have continued losses in the short term.

     DEPENDENCE ON QUALITY OF CLAIMS PROCESSING AND THIRD PARTY ADMINISTRATION SERVICES. Substantially all of the Company's revenues are currently derived from providing process and systems solutions to the non-provider sector of the health care industry. There can be no assurances that processing methodology will meet the future demands of the marketplace. The Company's future success and financial performance will depend in part upon its ability to provide an expanding product line that will meet the functionality required by its customers through the linkage of payees, health care cost containment companies and payors of medical claims. There can be no assurance that the Company will successfully implement electronic processing applications that will meet the requirements of health care providers and payors and thereby achieve market acceptance. The Company's future success and financial performance is also dependent upon its ability to develop its TPA business component. Despite significant capital expenditures by the Company, there can be no assurances given that the Company will be able to successfully penetrate the highly competitive TPA market. Failure to either meet the needs of health care providers and payors with regard to claims processing services or to successfully develop and market its TPA component will have a materially adverse effect upon the business operations of the Company.

     DEPENDENCE ON MAJOR CLIENT; MATERIAL CONTRACTS. For the 12 months ended December 31, 1997, services provided to Wal-Mart Stores, Inc. ("Wal-Mart"), the Company's largest client, accounted for approximately 56% of revenues. The Company's service provider agreement with Wal-Mart expires in September 1998. For the twelve months ended December 31, 1997, network and repricing services provided to Champion International accounted for approximately 12% of its revenues. Effective May 1, 1998, the Company ceased to provide network and repricing services to Champion International. The loss of Wal-Mart as a client could have a materially adverse effect on the Company and its business. No other client accounted for as much as 10% of net revenue for the referenced period.

     The Company is a party to a Processing Agreement (the "Processing Agreement") with Imaged Data, Inc. ("IDI") pursuant to which IDI provides electronic claims conversion functions for the Company. Under the terms of the Processing Agreement, IDI can only perform medical claim conversions for the Company or pay the Company five percent of gross revenues generated by IDI as a result of medical claims conversions done for the benefit of third parties. The Processing Agreement is subject to automatic one year renewals with the next renewal to occur in May 1999. Although the Company currently has a good relationship with IDI and the Company has no reason to believe otherwise, no assurances can be given that IDI will agree to an extension of the term of the Processing Agreement. The loss of IDI's conversion services could have a material adverse effect on the financial condition and results of operations of the Company. The Company is, however, aware of other providers of services similar to those performed by IDI, but no assurance can be given that such services could be contracted for on mutually acceptable terms.

     COMPETITION. The non-provider sector of the health care industry is intensely competitive and is characterized by companies that provide both electronic automation and paper processing solutions. There are participants in the industry that provide automation services, discount and repricing services and TPA services in the market currently served by the Company. The Company's competition in the market for electronic claims processing, discount and repricing services and adjudication and payment services is primarily concentrated in certain insurance companies, TPAs or management services organizations which have greater financial and technical resources and longer operating histories than the Company. The Company also believes that its processing methodology is easily duplicated. In addition, the Company may face substantial competition from new entrants into the electronic claims processing industry. The Company's ability to compete successfully with current and potential competitors will depend to a significant extent on its ability to continue developing processing methodologies which are superior to its competitors, to adapt to changes in the marketplace and produce sufficient profits to be able to finance its ongoing operations.

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

     DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the efforts and ability of Steven K. Arnold, Chairman of the Board and Chief Executive Officer,
W. Mack Goforth, Chief Financial Officer, and Timothy P. Powell, Executive Vice President -- Data Services. The loss of the services of any of these individuals could have a materially adverse effect on the Company. Mr. Goforth has entered into an employment agreement which contains non-competition covenants. Mr. Powell has entered into an employment agreement and non-competition agreement with the Company. Mr. Arnold has entered into an employment agreement with the Company; however, the agreement does not contain any non-competition or non-solicitation covenants. In addition, the Company's future growth will be dependent to a significant degree upon its ability to attract and retain additional skilled management personnel.

     AFFILIATED TRANSACTIONS. Certain officers, directors and related parties have engaged in business transactions with the Company. The Company has entered into consulting, leasing, loan and marketing agreements, respectively, with certain of its directors and stockholders. Management of the Company believes that the terms of the transactions with officers, directors and related parties were or are as favorable as those that could have been obtained from unaffiliated parties under similar circumstances. It is the Company's policy that transactions between it and its affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and be approved by a majority of the disinterested members of the Board of Directors.

     POSSIBLE DILUTION FOR FUTURE SALES OF COMMON STOCK. The issuance of additional shares of Common Stock or the issuance of stock upon exercise of outstanding options or warrants or conversion of the outstanding convertible debentures may result in dilution of the equity represented by the then outstanding shares of Common Stock held by other stockholders. The issuance of additional shares of Common Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Board of Directors could issue large blocks of Common Stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

     NO ASSURANCE OF ACTIVE PUBLIC MARKET; POSSIBLE VOLATILITY OF STOCK PRICE. Although the Common Stock is quoted on The OTC Bulletin Board, there can be no assurance that an active public market for the Common Stock will develop or be sustained. The trading price of the Common Stock is subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of innovations by the Company or its competitors, and other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which affects the market price of securities of publicly traded companies and which have often been unrelated to the operating performance of these companies. Broad market fluctuations may adversely affect the market price of the Common Stock.

     OVER-THE-COUNTER TRADING MARKET. As the Company's Common Stock is traded on The OTC Bulletin Board, liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and news media coverage of the Company and lower prices for the Company's securities than might otherwise be attained if such securities were listed or traded on a national or regional exchange.

     RISKS OF LOW-PRICED STOCK. The Company's securities are traded on The OTC Bulletin Board and are subject to Rule 15(g)-9 under the Exchange Act, which imposes additional sales practice requirements on broker/dealers who sell securities to persons other than established customers and accredited investors (generally, individuals with net worths in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this rule, a broker/dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely effect the ability of broker/dealers to sell the Company's securities and may adversely effect the holder's ability to sell in the secondary market.

     The SEC's regulations define a penny stock to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 or with an exercise price of less than $5.00 per share subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the SEC's rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions to both the broker/dealer and the registered representative in current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

     LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS. Pursuant to the Company's Bylaws, directors and officers are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law. Furthermore, the Bylaws provide that the Company may indemnify its directors, officers, employees or agents to the full extent permitted by the Delaware General Corporation Law (the "DGCL"). The Company has purchased insurance on behalf of its directors and officers, and will maintain such insurance regardless of whether or not the Company would have the power to indemnify such person against liability.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company owns no real property. The Company's offices are located in a 5,129 square foot office facility in Dallas, Texas. The lease for the Company's offices expires September 30, 2001 and provides for monthly rental payments of approximately $9,831.

ITEM 3.   LEGAL PROCEEDINGS.

     On March 20, 1998, the Employment Agreement between the Company and Ann C. McDearmon, the Company's Executive Vice President -- Director of Marketing, was terminated. Ms. McDearmon, in a lawsuit filed on April 20, 1998 in State District Court of Dallas County, Texas, alleged that the Employment Agreement was effectively terminated by the Company as a result of the change in the Company's management in February 1998 and because of modifications to Ms. McDearmon's work responsibilities. Ms. McDearmon also alleged that as a result of the termination of the employment agreement she is entitled to certain liquidated damages identified in the agreement. Ms. McDearmon's employment agreement provides that should she be terminated for any reason other than for cause she would be entitled to receive (i) 25% of all base salary ($60,000 per year) that would have been earned from the date of termination through the expiration of the term of the agreement (December 31, 2000); (ii) commission payments for a period of one year from the date of termination; and (iii) free medical insurance coverage for life. The Company maintains that Ms. McDearmon voluntarily terminated the employment agreement by submitting her letter of resignation on March 20, 1998 and that she is not entitled to any additional compensation or liquidated damages under the terms of such agreement. The Company intends to vigorously defend this lawsuit and does not believe that the outcome will have a material adverse effect upon its financial condition. Other than the foregoing, the Company is not currently a party to any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise. On February 25, 1998, a Special Meeting of stockholders was held for the purpose of approving the Amendments to the Company's Certificate of Incorporation.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRICE RANGES. The Company's Common Stock began trading on The OTC Bulletin Board on April 4, 1997 under the symbol "ETSM". The following table sets forth the high and low bid information for the Common Stock as reported on The OTC Bulletin Board, which prices have been adjusted to reflect the Reverse Stock Split. The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                      High      Low
                                                     ------    ------
                    April 4 - June 30, 1997          $14.00    $5.00
                    July 1 - September 30, 1997      $5.76     $3.00
                    October 1 - December 31, 1997    $4.52     $2.12
                    January 1 - March 31, 1998       $2.76     $1.00
                    April 1 - July 24, 1998          $1.24     $0.13

     HOLDERS. As of August 7, 1998, there were 340 stockholders of record. Securities Transfer Corporation, 16910 Dallas Parkway, Suite 100, Dallas, Texas, is the transfer agent for the Common Stock.

     DIVIDENDS. The Company has not previously paid any cash dividends on its Common Stock and does not anticipate or contemplate paying dividends on the Common Stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. In addition, the Company may not pay any dividends on common equity unless and until all dividend rights on outstanding preferred stock, if any, have been satisfied. Although no such restrictions presently exist, the Company may be limited in its ability to pay dividends on common equity as a result of restrictions imposed by law or by credit agreements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company. Because of the limited scale of the Company's operations prior to 1996, the results of operations from period to period are not necessarily comparative.

OVERVIEW

     The Company is the survivor of the Merger of ETC-Texas, into ETC-Canada in the first quarter of 1997. The Company and all of its predecessors received going concern audit opinions for the fiscal years ended December 31, 1995, 1996 and 1997.

     ETC-Canada was incorporated as Solo Petroleums Ltd. ("Solo") on
September 5, 1986 for the purpose of undertaking oil and gas exploration efforts. In 1987, Solo completed a public offering of common stock as a Junior Capital Pool Company under the policies of the Alberta Stock Exchange (the "ASE") and the Alberta Securities Commission. Solo common stock was subsequently listed for trading on the ASE under the trading symbol "SOP". By 1990, revenues from oil and gas exploration efforts had substantially declined and Solo began experiencing financial difficulties. As a result, Solo liquidated substantially all of its assets and underwent a significant change in management during 1990. Since Solo had no significant assets or operations, its principal potential for profits came solely from operations received in a merger. On March 21, 1996, Solo changed its name to ETC-Canada. On May 19, 1996, prior to the Merger, ETC-Canada sold 519,717 shares of its common stock in a private placement offering. ETC-Canada then loaned the $779,575 offering proceeds (the "ETC-Texas Note") to fund its marketing and product development efforts and costs associated with the Merger. Since ETC-Canada had no significant assets, except for the ETC-Texas Note, and was relatively inactive during the period prior to the Merger, management of the Company does not believe that a discussion of ETC-Canada's financial condition and results of operations would be relevant. Therefore, any references to activity prior to the Merger are activities of ETC-Texas, unless otherwise specifically referenced.

     The Company is in the business of providing claims automation, medical claims repricing and third party administration services to the non-provider sector of the health care industry. Such services are automated through a broad range of applications and data base information systems. In order to provide such services, the Company contracts with health care payors, self-insured companies and other payors, such as TPAs, for automation and EDI services. The Company, through its Electra-Net division, also contracts with various health care provider networks to provide cost containment services to its customers.

     In January 1998, the Company, through ETC Services, initiated its TPA component to service its existing clients. The Company, through ETC Services, provides a continuum of services to self-insured corporate customers beginning with the scanning of the health care provider's claim and concluding with the payment to the health care provider.

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

     The Company has not generated sufficient revenues during its limited operating history to repay its outstanding indebtedness, pay its existing trade accounts, fund its ongoing operating expenses or service development activities. At December 31, 1997, the Company had cash and cash equivalents of approximately $548,565 and a working capital deficit of approximately $562,394.

     The Company plans to alleviate its current financial problems through private offerings of debt or equity securities, borrowings and increased profits from operations. Furthermore, the Company has reviewed its cost structure and accomplished a reduction in the fixed cost portion of its infrastructure. In April 1998, the Company substantially reduced its personnel costs and in June 1998, successfully negotiated with the landlord of its corporate office a reduction of approximately $96,000 in annual rental expenditures. Software improvements have also been implemented that management believes will enhance productivity. Also, additional research and development expenditures are not anticipated at this time. The Company also believes that new business opportunities exist with (i) PPOs; (ii) claims processors, TPAs and small- to medium-sized insurance companies; and (iii) large self-insured and self-administered corporations. The Company believes these market segments have immediate operational needs for the Company's automation and/or repricing products. The Company has submitted several proposals to potential clients in each of the afore-referenced business sectors. As of the date of this report, the Company has not entered into any binding agreements to provide services to any potential client which has received a written proposal from the Company. By leveraging the experience gained from the Company's existing TPA operation, the Company believes it can now begin to focus on selling its core competencies to these segments.

     In fiscal 1996 and 1997, Wal-Mart accounted for approximately 64% and 56% of the Company's revenues, respectively. The Wal-Mart contract expires in September 1998. The Company is currently negotiating a renewal of this agreement. The failure to renew the Wal-Mart contract will have a material adverse effect on the Company's financial condition.

     At June 30, 1998, the Company had eight clients including self-insured companies and medical provider networks. The Company experienced a reduction in the number of clients it served as a result of the decision to no longer provide worker's compensation claims processing services and the loss of certain network repricing clients. The Company expended considerable effort and resources, including hiring personnel with extensive experience in paying medical claims, to develop its current work flow process. Additional resources were devoted to
(i) defining the exact services that were needed by the market segment and (ii) developing, testing and ultimately implementing these services. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may find from time to time.

RESULTS OF OPERATIONS OF THE COMPANY

CONSOLIDATED FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

     REVENUES. Revenues from automation services totaled $1,286,251 and $797,154 for the fiscal years ended December 31, 1997 and 1996, respectively. With the initiation of the Electra-Net division in April 1997, revenues for network services totaled $1,788,997 for the fiscal year ended December 31, 1997. The addition of Electra-Net caused total revenues to increase 200% when comparing revenues of $312,774 for the first quarter ended March 31, 1997 and $912,026 for the second quarter ended June 30, 1997. The Company's workers' compensation division had revenues totaling $174,243 in fiscal 1997, with fiscal 1996 revenues of $34,169 based on four months of operations.

     For the fiscal year ended December 31, 1996, fees paid by Wal-Mart for automation services were approximately 64% of total revenues. In fiscal 1997, Wal-Mart accounted for 56% of total revenues. The Company's client base during the period grew from two to four self-insured/self-administered clients and from zero to four health care provider networks.

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

     OTHER EXPENSES. The Company, in the fourth quarter of 1996, emerged from the development stage with the signing of the long-term contract with Wal-Mart. Therefore, no start-up costs or research and development costs were recorded for the fiscal year ended December 31, 1997. The start-up and research and development costs recorded for the year ended December 31, 1996 were comprised primarily of personnel costs and consulting fees. These costs differ from sales, general and administrative costs as they were incurred directly for the development of the business and services prior to the Company becoming an operating entity. The Company no longer incurs research and development costs as a long-term contract with Wal-Mart was executed, given that prior to the execution of this long-term contract the Company was categorized as a Developmental Stage Enterprise as planned principal operations had commenced, but there had been no significant revenue generated. In addition, the Company had been, until late 1996, devoting most of its efforts to activities such as financial planning, raising capital and development of services.

     Sales, general and administrative costs increased to $3,509,125 for the fiscal year ended December 31, 1997, compared to $826,285 for the fiscal year ended December 31, 1996. The Company issued stock options to employees which are considered compensatory. Compensation costs were expensed over the vesting periods of the options at an amount equal to the excess of the fair market value of the Common Stock underlying such options on the date of grant over the exercise price thereof. In June 1997, the Company elected to vest all employee stock options and recognize compensation expense for all outstanding options. Compensation costs totaling $321,220 and $322,067 were recognized as expense during the fiscal years ended December 31, 1997 and 1996, respectively. During the fiscal years ended December 31, 1997 and 1996, the Company issued

80,000 shares of Common Stock for services for a total expense of $400,000, and 65,656 shares of Common Stock for a total expense of $65,656, respectively.

     Sales, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. Total personnel costs for fiscal 1997 were $1,847,187, rent of $178,212, telephone of $95,814 and professional fees of $326,561. Professional fees were incurred due to the preparation and filing of a registration statement, year-end audit, general corporate matters and computer consulting.

     Interest expense increased to $87,328 for the fiscal year ended December 31, 1997 compared to $34,230 for the fiscal year ended December 31, 1996. The increase is primarily related to the Company's issuance of convertible debentures and the factoring of its accounts receivable during fiscal 1997.

     NET LOSS. The Company reported a net loss of $2,101,820 for the fiscal year ended December 31, 1997 as compared to a net loss of $2,470,684 for the fiscal year ended December 31, 1996 or ($0.97) and ($1.43) basic earnings per share for fiscal 1997 and fiscal 1996, respectively. For the fiscal years ended December 31, 1997 and 1996, the Company incurred non-cash employee stock compensation expense and stock for consulting services expense totaling $823,636 and $584,692, respectively, as discussed above. Such compensation expenses materially increased the Company's net loss for the referenced periods. It is not anticipated that the Company will incur similar expense items in future periods.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

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

     COST OF REVENUES. Direct costs in fiscal 1996 were $568,474, consisting primarily of $324,466 in data entry personnel costs, $151,383 in imaging fees and $28,469 in communication expenses. Direct costs in fiscal 1995 were $40,764.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. Cash and cash equivalents at December 31, 1997 were $548,565, and the Company had a working capital deficit of $562,394. The Company has a note payable in the amount of $99,881 bearing interest at 12% per annum. Payments of $7,553 including interest are due monthly, with the remaining balance plus interest due upon maturity on May 19, 1998. The note is collateralized by an option to purchase 28,333 shares of Common Stock at $6.00 per share. The Company is in default on this obligation, but is presently in negotiations with the lender to restructure the terms of the afore-referenced obligation. A subordinated convertible debenture of $100,000 payable to a corporation was issued in 1997. The debenture bears an interest rate of 12% per annum, payable semi-annually with principal due upon maturity at May 12, 1998. The debenture is convertible at $5.00 per common share including principal and accrued interest. The Company is presently in default on this obligation but believes it will be able to settle this matter with the debenture holder on mutually acceptable terms.

     The Company signed the Purchase Agreement on December 17, 1997 in which it agreed to sell to the Investors up to an aggregate of 750,000 shares of Common Stock for total proceeds of $1,500,000. The First Closing occurred on December 17, 1997 with an issuance of 611,930 shares of Common Stock for $1,223,859.50 in proceeds. Proceeds from the First Closing have been used for working capital. The Investors have elected not to purchase any additional shares of Common Stock available under the terms of the Purchase Agreement.

     The Company's independent auditors have included a paragraph in their report to the Company's Board of Directors and stockholders which states that the Company's loss from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. The Company is currently reviewing its cost structure and has implemented a strategy for reducing the fixed cost portion of its infrastructure, which included a reduction in personnel costs and rental expenditures. The Company also intends to increase its current sales force by entering into marketing agreements with certain consultants to provide additional clients and increase revenues. As of the date of this report, the Company has not entered into any such consulting agreements. Additionally, software improvements have been implemented that management believes will enhance productivity. The Company has no planned material working capital expenditures over the next 12-month period. The Company believes that by continuing to reduce the fixed costs associated with its infrastructure, through capital raised from private debt or equity financings and through implementation of its marketing strategy it may be able to satisfy its cash requirements for the next 12 months. However, there can no assurances given that any liquidity sources can be found or that working capital will be provided from improved operations to satisfy the Company's cash requirements for this period.

YEAR 2000 MODIFICATIONS

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

     The Company does not anticipate that it will have to enhance its existing operational software or develop additional software systems during fiscal 1998. As such, the Company does not believe that SOP 98-1, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE will have any material effect upon its financial statements for periods beginning after December 15, 1998.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial information required by this Item is found beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with the Company's independent accounts regarding accounting related financial disclosure.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following is a list of the names, ages and dates of service of each of the Company's directors and executive officers:

                                                                           Year First
                                                                        Elected Director
      Name           Age                   Position                        or Officer
----------------    ----    ----------------------------------------    ----------------
Steven K. Arnold     51     Chairman of the Board of Directors and
                              Chief Executive Officer                         1998

W. Mack Goforth      53     Chief Financial Officer                           1997

Timothy P. Powell    40     Executive Vice President -- Data Services
                              and Director                                    1995

Dennis Barnes        41     Director                                          1997

Michael Eckstein     50     Director                                          1996

David O. Hannah      73     Director                                          1995

Scott A. Stewart     43     Director                                          1997


     STEVEN K. ARNOLD has served as the Company's Chairman and Chief Executive Officer since May 28, 1998. Mr. Arnold has 19 years of senior management experience in the healthcare, systems and insurance industries. From October 1997 to May 1998, he served as an independent management consultant. From January 1997 to October 1997, he served as a Managing Director, Global Human Resources, of Price Waterhouse. From 1992 to December 1996, he served as President of Care Systems Corporation and President of IHDS Corp., a wholly-owned third party administrator. Prior to joining Care Systems Corporation, Mr. Arnold was President, Chief Executive Officer and co-founder of IntelliMed, Inc. which later merged into OccuSystems, a Nasdaq listed company. Previously, he was Executive Vice President of Heritage Health Systems, a managed care holding company that owned and managed HMOs, PPOs and related companies. In addition, Mr. Arnold was President and Chief Executive Officer of APT General Partnership, a joint venture formed to build a managed health care company that would develop, market and manage two fundamental product types: (1) health benefit plans and related lines of insurance business and (2) PPO and/or multi-option products and management services to local health provider organizations. Mr. Arnold was also employed in executive capacities with Blue Cross & Blue Shield of Wisconsin. In that capacity, he served as the Chief Executive Officer of the holding companies that included United Wisconsin Services (now a NYSE listed company), Compcare Health Services Insurance, Dentacare, Take Control, Inc., and Greater Marshfield Community Healthplan. Mr. Arnold also spent eight years with Cigna in various management positions.

     W. MACK GOFORTH has served as Chief Financial Officer of the Company since November 1997. From February 1996 to October 1997, Mr. Goforth worked for Electronic Data Systems Corp. as a Manager in the

Global Purchasing Group. From September 1994 to January 1996, Mr. Goforth was a self-employed financial consultant performing due diligence procedures for individuals seeking companies to purchase and working with fiduciaries associated with bankrupt entities. From April 1989 to August 1994, Mr. Goforth was employed by MCorp as its Managing Director -- Accounting and Control. Mr. Goforth is a graduate of Southern Methodist University and is licensed in the State of Texas as a Certified Public Accountant.

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

DIRECTOR COMPENSATION AND COMMITTEES

     The Company does not presently compensate its directors for serving in such a capacity or attending either Board or Committee meetings.

     The Board of Directors has created an Audit Committee and a Compensation Committee; however, at the present time, all Board related matters are acted upon by the members as a whole. The Audit Committee is charged with reviewing the annual audit and meeting with independent accountants to review internal controls and financial management practices. The Compensation Committee is charged with recommending to the Board of Directors the compensation for key employees.

     The Board of Directors met on five occasions during calendar 1997 and acted on unanimous consent in lieu of meeting on 11 occasions during such period. No committee meetings were held as matters usually addressed at the committee level were acted upon by the entire Board of Directors.

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

     Based solely on a review of reports furnished to the Company or written representations from its directors and executive officers during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities to the listed current and former executive officers of the Company. No other executive officer of the Company, or any predecessor entity, received salary and bonus compensation in excess of $100,000 in the referenced fiscal years, nor did any executive officer receive perquisites or other personal benefits exceeding either $50,000 or 10% of their total annual salary for the referenced periods.

                                  SUMMARY COMPENSATION TABLE

                                                          Annual Compensation        Long-Term Compensation
                                                       ------------------------    ----------------------------
                                                                                            Awards
                                                                                   ----------------------------
                                                                                                   Securities
                                                                   Other Annual     Restricted     Underlying
                Name/Title                     Year    Salary(1)   Compensation    Stock Awards    Options/SARs
------------------------------------------     ----    ---------   ------------    ------------    ------------
L. Cade Havard, former Chairman of the         1997    $158,000       $ - 0 -          - 0 -          70,000
   Board, Chief Executive Officer and          1996    $184,000       $ - 0 -          - 0 -           - 0 -
   President(2)                                1995    $ 96,736       $ - 0 -          - 0 -         100,000

W. Mack Goforth, Chief Financial               1997    $ 25,000       $ - 0 -          - 0 -          50,000
   Officer and former Chairman of the
   Board and Chief Executive Officer(3)(4)
Timothy P. Powell, Executive Vice              1997    $101,500       $ - 0 -          - 0 -           - 0 -
   President -- Data Services                  1996    $ 73,000       $ - 0 -          - 0 -           - 0 -
                                               1995    $ 41,450       $ - 0 -          - 0 -           - 0 -

Ann C. McDearmon, former Executive             1997    $134,399       $ - 0 -          - 0 -          62,500
   Vice President -- Director of               1996    $ 73,281       $ - 0 -          - 0 -           - 0 -
   Marketing(5)                                1995    $ 24,500       $ - 0 -          - 0 -           - 0 -

------------------------------
(1)  No bonuses were paid or accrued during the referenced periods.
(2)  Mr. Havard's employment with the Company ceased on February 16, 1998.
(3) Mr. Goforth became employed on October 14, 1997 and is entitled to base compensation of $150,000 per year.
(4) Mr. Steven K. Arnold became Chairman of the Board and Chief Executive Officer on May 28, 1998.
(5)  Ms. McDearmon's employment with the Company ceased March 20, 1998.

EMPLOYMENT AGREEMENTS

   On May 1, 1998, the Company and Steven K. Arnold, Chairman of the Board and Chief Executive Officer, entered into a Consulting/Employment Agreement (the "Agreement"). Under the terms of the Agreement, Mr. Arnold agreed to serve the Company as an independent consultant until such time as the Company would have in place director and officer liability insurance. The term of the Agreement is for three years commencing on May 1, 1998. Under the consulting arrangement, Mr. Arnold was paid a consulting fee of $20,833.34 each month plus a monthly vehicle allowance of $750. On May 28, 1998, upon the binding of the director and officer liability insurance, Mr. Arnold was elected Chairman of the Board and Chief Executive Officer. Under the Agreement, Mr. Arnold is entitled to receive as compensation for services rendered base salary ("Base Salary") at a rate of Two Hundred Fifty Thousand and No/100 Dollars ($250,000) per year payable in accordance with the Company's established payroll procedures. During all or a portion of the twelve (12) month period commencing on the employment date, twenty-eight percent (28%) of such Base Salary (the "Deferred Portion") shall be deferred until the Company and Mr. Arnold mutually agree that the Company's cash flow is sufficient to support the payment of the Deferred Portion. Mr. Arnold is entitled to a monthly vehicle allowance of $750. Mr. Arnold is entitled to participate in all benefits plans, including stock option plans, provided by the Company on the same basis as other executive officers of the Company. Furthermore, Mr. Arnold is entitled to four weeks of paid vacation. Mr. Arnold also received options to purchase 454,398 of Common Stock at a price of $.052 per share. These options vest at a rate of one-third at employment date, one-third at December 31, 1998 and one-third at December 31, 1999. Mr. Arnold shall automatically be granted additional options (carrying a purchase price of the dollar amount per share on the date of such issuance) to purchase that number of shares of Common Stock which, when added to the number of shares into which the options may be converted immediately prior to such issuance, shall equal ten percent (10%) of the outstanding shares of Common Stock of the Company on a fully diluted basis. The Agreement may be terminated by the Company without cause, in which event Mr. Arnold is entitled to receive his Base Salary and benefits provided by the Company to Mr. Arnold for the remainder of the term then in effect. The Agreement may also be terminated by the Company for cause at any time the Board of Directors determines

Mr. Arnold has been convicted of a felony or has engaged in gross malfeasance or willful misconduct in performing his duties under the Agreement. In the event Mr. Arnold is terminated for cause, he shall be entitled to receive any accrued but unpaid Base Salary and bonus compensation. All available options can be exercised on the date this Agreement is terminated without cause. The Agreement does not contain any non-competition or non-solicitation covenants.

   On October 14, 1997, the Company and W. Mack Goforth, the Chief Financial Officer of the Company, entered into an Employment and Settlement Agreement (the "Agreement"). Under the terms of the Agreement, Mr. Goforth agreed to serve the Company for a term of five years from November 1, 1997. As compensation for services to be rendered by Mr. Goforth under the terms of the Agreement, he is entitled to receive a base salary (the "Base Salary") at a rate of One Hundred Fifty Thousand and No/100 Dollars ($150,000) per year payable in accordance with the Company's established payroll procedures. Mr. Goforth is entitled to participate in all benefit plans, including stock option plans, provided by the Company on the same basis as other executive officers of the Company. Furthermore, Mr. Goforth is entitled to four weeks of paid vacation. Mr. Goforth also received options to purchase 50,000 shares of Common Stock at a price of $4.25 per share. These options vest at a rate of 12,500 per year beginning October 31, 1998. The Agreement may be terminated by the Company without cause, in which event Mr. Goforth is entitled to receive one year's Base Salary and any options that would have vested in that year will be accelerated as full and final satisfaction of the Company's obligations to Mr. Goforth. If Mr. Goforth is terminated after a change in control, Mr. Goforth will be entitled to the amounts due through the end of the contract and all non-vested options will become vested. The Agreement may also be terminated by the Company for cause at any time the Board of Directors determines Mr. Goforth has been convicted of a felony or has engaged in gross malfeasance or willful misconduct in performing his duties under the Agreement. In the event Mr. Goforth is terminated for cause, he shall be entitled to receive any accrued but unpaid salary and bonus compensation. If Mr. Goforth's employment is terminated without cause, Mr. Goforth has the right to include any shares purchased pursuant to the exercise of the options granted in the Agreement in the next registration statement filed by the Company with the SEC. Upon termination of the Agreement, Mr. Goforth has agreed, for a period of two (2) years thereafter, not to solicit for his own benefit, any business of the same or similar nature to any business conducted by the Company or any subsidiary during the term of the Agreement from any entities with which the Company conducted business during the term of the Agreement. The term of the Agreement was extended by the Board of Directors to March 31, 2003.

   On March 1, 1995, the Company and Timothy P. Powell, Executive Vice
President -- Data Services, entered into an Employment Agreement (the "Agreement"). Under the terms of the Agreement, Mr. Powell agreed to serve in the capacity of Executive Vice President -- Data Services of the Company for a term of three years ending December 31, 1998. As compensation for services to be rendered by Mr. Powell under the terms of the Agreement, he is entitled to receive a base salary (the "Base Salary") at a rate of Seventy-two Thousand and No/100 Dollars ($72,000) per year payable in accordance with the Company's established payroll procedures and commission based compensation related to client originations. Effective September 1997, Mr. Powell's Base Salary was increased to $120,000. Mr. Powell is entitled to participate in all benefit plans, including stock option plans, provided by the Company on the same basis as other executive officers of the Company. Furthermore, Mr. Powell is entitled to three weeks of paid vacation. The Agreement may be terminated by the Company without cause, in which event Mr. Powell is entitled to receive 25% of all salary due for the remainder of the Agreement. The Agreement may also be terminated by the Company for cause at any time the Board of Directors determines Mr. Powell has been convicted of a felony or has engaged in gross malfeasance or willful misconduct in performing his duties under the Agreement. In the event Mr. Powell is terminated for cause, he shall be entitled to receive any accrued but unpaid salary and bonus compensation. Upon termination of the Agreement, Mr. Powell has agreed, for a period of two (2) years thereafter, not to solicit for his own benefit, any business of the same or similar nature to any business conducted by the

Company or any subsidiary during the term of the Agreement from any entities with which the Company conducted business during the term of the Agreement. The term of the Agreement was extended by the Board of Directors to March 31, 2003.

STOCK OPTIONS

   FISCAL 1997. During fiscal 1997, W. Mack Goforth and Ann C. McDearmon, the former Executive Vice President -- Director of Marketing of the Company, received options to purchase 50,000 shares of Common Stock at $4.25 per share and 62,500 shares of Common Stock at $5.00 per share, respectively. Mr. Goforth's options vest at a rate of 12,500 options per year beginning October 1998. L. Cade Havard, the former Chairman of the Board, Chief Executive Officer and President of the Company, exercised options to purchase an aggregate of 180,000 shares of Common Stock during fiscal 1997. Mr. Havard's remaining options to purchase 70,000 shares of Common Stock, at a purchase price of $5.00 per share, were canceled upon the termination of Mr. Havard's employment agreement in February 1998.

   During fiscal 1997, the Company granted options to purchase 12,500 shares of Common Stock, at an exercise price of $6.00 per share, to an employee of the Company. This option terminated upon said employee's resignation from the Company on May 1, 1998.

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                          Percent of Total
                                                Number of Securities    Options/SARs Granted    Exercise or
                                                 Underlying Options/       to Employees in      Base Price
                    Name                           SARs Granted (#)           Fiscal 1997          ($/Sh)
     ---------------------------------------    ---------------------   --------------------    ------------
     L. Cade Havard, former Chairman of the
       Board, Chief Executive Officer and
       President                                       200,000                   61.5%              $5.00
     W. Mack Goforth, Chief Financial Officer           50,000                   15.4%              $4.25
     Timothy P. Powell, Executive Vice
       President -- Data Services                        -0-                      -0-                -0-
     Ann C. McDearmon, former Executive
       Vice President -- Director of Marketing          62,500                   19.2%              $5.00


                                  AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                 Number of Securities Underlying       Value of Unexercised
                                                       Unexercised Options             In-the-Money Options
                                                        At Fiscal Year-End               At Fiscal Year-End
                                                 -------------------------------    ---------------------------
                     Name/Title                    Exercisable   Unexercisable      Exercisable   Unexercisable
     -----------------------------------------   --------------  ---------------    ------------  -------------
     L. Cade Havard, former Chairman of the
       Board, Chief Executive Officer and
       President                                      70,000        -0-                $  -0-        $  -0-
     W. Mack Goforth, Chief Financial Officer          -0-         50,000                N/A           N/A
     Timothy P. Powell, Executive Vice
       President -- Data Services                      -0-          -0-                   -0-           -0-
     Ann C. McDearmon, former Executive Vice
       President -- Director of Marketing             62,500        -0-                $  -0-         $ -0-


     RECENT GRANTS. In March 1998, W. Mack Goforth and Timothy P. Powell each received options to purchase 50,000 shares of Common Stock at $1.00 per share, which options are exercisable immediately.

Furthermore, the terms of the options to purchase 50,000 shares of Common Stock granted to Mr. Goforth under his employment agreement were modified to adjust the exercise price of such options from $4.25 per share to $1.00 per share.

     In May 1998, Mr. Arnold, pursuant to the terms of his employment agreement, received options to purchase 454,398 shares of Common Stock at an exercise price of $0.52 per share. The options vest at a rate of one-third on the date of employment, one-third on December 31, 1998 and one-third on December 31, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table provides certain information based on the outstanding securities of the Company as of August 1, 1998, with respect to each director, executive officer and beneficial owner of more than 10% of the Common Stock and all corporate officers and directors as a group.

                                                               Amount of     Percent of
                        Name and Address                       Beneficial    Outstanding
                    of Beneficial Owner(1)(2)                  Ownership     Common Stock
          -----------------------------------------------      ----------    -------------
          Steven K. Arnold(3)(4)                                151,466           3.9
          W. Mack Goforth(5)                                     50,000           1.3
          Timothy P. Powell(3)(6)                               161,667           4.2
          Dennis Barnes(3)                                       11,446           *
          Michael Eckstein(3)                                    25,000           *
          David O. Hannah(3)(7)                                 359,578           9.6
          Scott A. Stewart(3)(8)                                 30,584           *
          All executive officers and directors as a group
            (7 persons as to the Company)                       789,741          19.2
          Special Situations Private Equity Fund, L.P.(9)       407,953          11.0
          Special Situations Cayman Fund, L.P.(9)               203,977           5.5
          L. Cade Havard(10)                                    254,257           6.9
          Electronic Transmission Corporation(11)               462,500          12.5

----------------
*    Indicates less than 1%.
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days following the date of this Prospectus upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this Prospectus have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.
(2) Unless otherwise indicated, the address of each beneficial owner identified is: c/o the Company, 5025 Arapaho Road, Suite 501, Dallas, Texas 75248.
(3)  Director of the Company.
(4) Includes options to purchase 151,466 shares of Common Stock at an exercise price of $0.52 per share.
(5) Includes options to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share.
(6) Represents options to purchase 111,667 shares of Common Stock from the Sterling National Corporation Trust. The options are fully vested and have an exercise price of $.004 per share. Also includes options to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share.
(7) Includes the 50,000 shares of Common Stock issuable upon conversion by Mr. Hannah of the principal amount of the $100,000 note payable of the Company to Mr. Hannah.
(8) Includes the 10,000 shares of Common Stock issuable upon conversion by Mr. Stewart of the principal amount of the $20,000 note payable of the Company to Mr. Stewart.
(9) Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. are affiliated entities managed through investment advisors principally owned by Austin W. Marxe and David M. Greenhouse.
(10) Includes (i) 125,054 shares of Common Stock issued in the name of Mr. Havard's minor children over which Mr. Havard exercises sole voting and investment power; (ii) 1,556 shares of Common Stock issued in the name of Sterling, of which Mr. Havard is the sole stockholder; and (iii) 62,500 shares of Common Stock issued in the name of Anneal O. Havard, the wife of L. Cade Havard. Under the terms of the Settlement Agreement, Mr. And Mrs. Havard returned an aggregate of 462,500 shares of Common Stock to the Company.
(11) The Company, as a result of the Settlement Agreement with Mr. Havard and Sterling, currently holds 462,500 shares of Common Stock in its treasury.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In early 1995, ETC-Texas purchased certain assets of Sterling National Corporation ("Sterling"), a company wholly owned and operated by L. Cade Havard, the former Chairman of the Board, Chief Executive Officer and President of the Company, in exchange for a cash payment of $210,000 and the issuance of 991,275 shares of ETC-Texas common stock. Sterling is currently in the business of factoring accounts receivable, and is the record owner of 1,556 shares of Common Stock. There are no current arrangements between the parties and none are presently contemplated.

     On December 12, 1995, ETC-Texas entered into a marketing agreement (the "Marketing Agreement") with MS3. Rick Snyder, the principal owner of MS3, is a former director of the Company. Under the terms of the Marketing Agreement, MS3 is to assist the Company in identifying and bringing under contract clients requiring claims processing services. As of March 31, 1998, MS3 was owed $32,857 under the Marketing Agreement.

     On January 18, 1996, ETC-Texas entered into a consulting agreement with Michael Eckstein, a director of the Company, pursuant to which Mr. Eckstein agreed to assist ETC-Texas in identifying and placing under contract TPAs, preferred provider organizations and other managed care companies which may be able to utilize the Company's claims processing services. Under the terms of this agreement, Mr. Eckstein is entitled to receive compensation on a monthly basis equal to $3,500 and commissions equal to 8% of the "gross income from revenue," as defined in the agreement, realized by the Company from clients generated by Mr. Eckstein. Mr. Eckstein has agreed to only accept commission based compensation under this agreement. It is anticipated that the Company will enter into a modified consulting agreement with Mr. Eckstein within the next 90 days.

     On April 1, 1996, Solo issued 50,278 shares of its common stock to L. Cade Havard, the then Chairman of the Board and Chief Executive Officer of Solo, in satisfaction of $201,112 of debt owed by Solo to Mr. Havard.

     The Company is a party to an equipment lease and stock option agreement (the "Lease Agreement"), dated April 23, 1996, with Ironwood Leasing Ltd., a Texas corporation ("Ironwood"). Principals of Ironwood, including Dennis Barnes, a director of the Company, are also stockholders of the Company. Under the terms of the Lease Agreement, the Company leases certain scanning equipment necessary to scan paper claims and convert them into electronically transmittable claims data information. Under the Lease Agreement, the Company has granted to Ironwood the option to either (i) sell to the Company all the equipment referenced in the Lease Agreement in exchange for the number of shares of Common Stock equal to the purchase price for said equipment divided by 2.00 per share or (ii) purchase, at a per share price of $2.00, the number of shares of Common Stock equal to the purchase price of the equipment divided by 2.00 whereby the Company may in turn purchase the equipment referenced in the Lease Agreement at the expiration of the lease term for $1.00. On June 20, 1996, Ironwood waived the escrow requirements imposed pursuant to the Lease Agreement for the period ending June 30, 1996. Ironwood further agreed that the Company would not have to comply with the escrow provisions of the Lease Agreement until the Company had received 30-days written notice from Ironwood. The Lease Agreement is for a term of five years and automatically renews for consecutive one-year periods unless a party thereto notifies the other of its intent to terminate the Lease Agreement 90 days prior to the end of the renewal term. The Company is currently negotiating a restructuring of the Lease Agreement.

     Effective May 1, 1996, Roy W. Mers ("Mers") resigned from his position as President and director of ETC-Texas. As a consequence to his resignation, ETC-Texas and Mers entered into a Settlement Agreement the obligations of which were assumed by the Company. Pursuant to the agreement, ETC-Texas issued to Mr. Mers 30,000 shares of Common Stock and agreed to compensate him for his efforts in assisting ETC-Texas in obtaining financing for its business ventures. The agreement terminated on August 1, 1997 with no compensation being paid to Mr. Mers.

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

     On June 25, 1998, David O. Hannah, a director of the Company, purchased 100,000 restricted shares of Common Stock for an aggregate purchase price of $100,000 or $1.00 per share. Also on June 25, 1998, Mr. Hannah loaned to the Company the principal amount of $100,000. The note is due and payable on December 25, 1998. Furthermore, the Company is obligated to issue to Mr. Hannah 25,000 restricted shares of Common Stock in lieu of payment of cash interest on the principal amount of the debt. The obligation is secured by all of the assets of the Company. The outstanding principal balance of the obligation to Mr. Hannah is convertible by him at any time prior to the maturity date into restricted shares of Common Stock at a rate of one share of Common Stock for every $2.00 of principal converted.

     On June 29, 1998, the Company executed promissory notes in the principal amounts of $20,000 and $5,000 payable to Scott Stewart, a director of the Company, and to David Stewart, Mr. Stewart's brother, respectively. The notes are due and payable on December 29, 1998. Scott Stewart is entitled to receive 5,000 shares of Common Stock and David Stewart is entitled to receive 1,250 shares of Common Stock in lieu of cash interest on the principal amount of their respective notes. The obligations to the note holders are secured by all of the assets of the Company. The outstanding principal balances of these notes are convertible at any time prior to the maturity of the obligations by the holders into shares of Common Stock at the rate of one share of Common Stock for every $2.00 of principal converted.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this Report:

     (1)  FINANCIAL STATEMENTS:                                            Page
                                                                           ----
          Independent Auditor's Report                                      F-1

          Consolidated Balance Sheets at December 31, 1997 and 1996.        F-2

          Consolidated Statements of Operations for the years ended
          December 31, 1997 and 1996.                                       F-3

          Consolidated Statements of Stockholders' Equity for the
          years ended December 31, 1997 and 1996.                           F-4

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1997 and 1996.                                       F-5

          Notes to Financial Statements, December 31, 1997 and 1996.        F-6

     (2)  EXHIBITS:

     NUMBER    DESCRIPTION
     ------    -----------
        23.1   Consent of Simonton Kutac & Barnidge, L.L.P.
        27.1   Financial Data Schedule

     (b)  Reports on Form 8-K.

          On December 30, 1997, the Company filed a Corrective Report on Form 8-K for the purpose of reporting consummation of the financing contemplated by the Purchase Agreement whereby the Investors acquired the right to purchase up to 750,000 shares of Common Stock.

                                 S I G N A T U R E S

     In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELECTRONIC TRANSMISSION CORPORATION


Date: August 14, 1998             By: /s/ Steven K. Arnold
                                     ------------------------------------------
                                      Steven K. Arnold, Chairman of the Board
                                      and Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                      DATE
         ---------                       -----                      ----
   /s/ Steven K. Arnold     Chairman of the Board and Chief     August 14, 1998
--------------------------  Executive Officer
Steven K. Arnold

  /s/ W. Mack Goforth       Chief Financial Officer and Chief   August 14, 1998
--------------------------  Accounting Officer
W. Mack Goforth

  /s/ Timothy P. Powell     Executive Vice President -- Data    August 14, 1998
--------------------------  Services and Director
Timothy P. Powell

  /s/ Dennis Barnes         Director                            August 14, 1998
--------------------------
Dennis Barnes

  /s/ Michael Eckstein      Director                            August 14, 1998
--------------------------
Michael Eckstein

  /s/ David O. Hannah       Director                            August 14, 1998
--------------------------
David O. Hannah

  /s/ Scott Stewart         Director                            August 14, 1998
--------------------------
Scott Stewart

                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Electronic Transmission Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of Electronic Transmission Corporation and Subsidiary, a Delaware corporation, as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Transmission Corporation and Subsidiary as of December 31, 1996 and 1997, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 3, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced net losses of $2,470,684 and $2,101,820 for the years ended December 31, 1996 and 1997, respectively. Additionally, the Company's current liabilities exceeded its current assets by $562,394 and had an accumulated deficit of $7,079,297 at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. Unless the Company can raise sufficient new capital and increase its customer base, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas

January 30, 1998,
except for Note 18 as to which the date is February 16, February 27, March 20, May 7, and July 1, 1998 for paragraphs two, three, four, five and six, respectively, and except for Note 15 as to which the date is June 24, 1998, for paragraph seven.

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                    --------------------------
                                                        1996           1997
                                                    -----------    -----------
                                       ASSETS
Current Assets:
  Cash and cash equivalents                         $    50,125    $   548,565
  Accounts receivable                                   264,559        582,575
  Current portion, capital lease receivable              25,095         27,723
  Prepaid assets                                         15,286         20,780
                                                    -----------    -----------
     Total Current Assets                               355,065      1,179,643
                                                    -----------    -----------
Property and Equipment, net                             521,576        866,398
                                                    -----------    -----------
Capital lease receivable                                 27,723             --
Deposits and other                                       14,610          8,490
                                                    -----------    -----------
                                                         42,333          8,490
                                                    -----------    -----------
     Total Assets                                   $   918,974    $ 2,054,531
                                                    -----------    -----------
                                                    -----------    -----------

                         LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities          $   567,188    $ 1,161,070
  Notes payable and convertible debentures                   --        478,727
  Current portion, capital lease obligations             95,206        102,240
                                                    -----------    -----------
     Total Current Liabilities                          662,394      1,742,037

Note payable - ETC Transaction Corporation              779,575             --
Due to shareholder                                      339,208             --
Long-term capital lease obligations                     114,106         25,587
                                                    -----------    -----------
     Total Liabilities                                1,895,283      1,767,624
                                                    -----------    -----------

Stockholders' Equity:
  Preferred stock, $1 par value, 2,000,000 shares
     authorized; no shares issued and outstanding            --             --
  Common stock, no par and $0.001 par value,
     respectively; 15,000,000 and 20,000,000
     shares authorized, respectively; 1,788,401
     and 3,506,506 shares issued and outstanding,
     respectively                                     2,475,637          3,507
  Additional paid-in-capital                            322,067      7,362,697
  Accumulated deficit                                (3,774,013)    (7,079,297)
                                                    -----------    -----------
     Total Stockholders' Equity                        (976,309)       286,907
                                                    -----------    -----------
     Total Liabilities & Stockholders' Equity       $   918,974    $ 2,054,531
                                                    -----------    -----------
                                                    -----------    -----------

    The accompanying notes are an integral part of these consolidated financial statements.

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Years Ended
                                                           December 31,
                                                    --------------------------
                                                        1996          1997
                                                    -----------    -----------
Service revenues                                    $   831,323    $ 3,249,492
                                                    -----------    ------------
Costs and Expenses:
  Costs of revenues                                     568,474      1,682,083
  Selling, general and administrative                   826,285      3,509,125
  Depreciation and amortization                         111,420        270,186
  Start-up costs                                        395,866             --
  Research and development                            1,469,858             --
                                                    -----------    ------------
     Total Costs and Expenses                         3,371,903      5,461,394
                                                    -----------    ------------

Loss from operations                                 (2,540,580)    (2,211,902)

Other Income (Expense):
  Interest expense, net                                 (34,230)       (87,328)
  Other income                                          104,126         88,148
                                                    -----------    ------------
     Total Other Income                                  69,896            820
                                                    -----------    ------------
Loss before income tax expense and
  extraordinary item                                 (2,470,684)    (2,211,082)

Income tax benefit                                           --         36,000
                                                    -----------    ------------

Loss before extraordinary item                       (2,470,684)    (2,175,082)

Extraordinary item - extinguishment of debt, net of
  applicable income taxes of $36,000                         --         73,262
                                                    -----------    ------------

Net loss                                            $(2,470,684)   $(2,101,820)
                                                    -----------    ------------
                                                    -----------    ------------
Loss per common share:
  Basic                                             $     (1.43)   $     (0.97)
                                                    -----------    ------------
                                                    -----------    ------------
  Diluted                                           $     (1.43)   $     (0.99)
                                                    -----------    ------------
                                                    -----------    ------------
Weighted average common shares outstanding:
  Basic                                               1,726,648      2,240,181
                                                    -----------    ------------
                                                    -----------    ------------
  Diluted                                             1,726,648      2,187,881
                                                    -----------    ------------
                                                    -----------    ------------

    The accompanying notes are an integral part of these consolidated financial statements.

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Common Stock            Additional
                                    ------------------------       Paid-In     Accumulated
                                     Shares        Amount           Capital      Deficit         Total
                                    ---------    -----------      ----------   -----------    -----------
Balance at December 31, 1995        1,539,553    $ 1,494,023       $     --    $(1,303,329)   $   190,694

Issuance of shares for cash           183,192        718,989             --             --        718,989
Issuance of shares for services        65,656        262,625             --             --        262,625
Compensation expense                       --             --        322,067             --        322,067
Net loss                                   --             --              -     (2,470,684)    (2,470,684)
                                    ---------    -----------     -----------    -----------    -----------

Balance at December 31, 1996        1,788,401      2,475,637        322,067     (3,774,013)      (976,309)

Merger with ETC
  Transaction Corporation             501,786      1,704,569             --     (1,050,938)       653,631
Conversion of Electronic
  Transmission Corporation
  Stock on 1 for 1.25 Basis           447,100             --             --             --             --
Reclass for par value $0.001               --     (4,177,468)     4,177,468             --             --
Conversion of debentures               18,538             19         84,549             --         84,568
Issuance of shares for cash           670,681            670      1,233,324             --      1,233,994
Issuance of shares for services        80,000             80        399,920             --        400,000
Capital contribution                       --             --        721,733             --        721,733
Compensation expense                       --             --        423,636             --        423,636
Deemed dividend                            --             --             --       (152,526)      (152,526)
Net loss                                   --             --             --     (2,101,820)    (2,101,820)
                                    ---------    -----------     ----------    -----------    -----------
Balance at December 31, 1997        3,506,506    $     3,507     $7,362,697    $(7,079,297)   $   286,907
                                    ---------    -----------     ----------    -----------    -----------
                                    ---------    -----------     ----------    -----------    -----------

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                             December 31,
                                                      ------------------------
                                                         1996          1997
                                                      ---------    -----------
Cash Flows from Operations:
Net loss                                            $(2,470,684)  $ (2,101,820)
Adjustments to Reconcile Net Loss to
 Net Cash Provided (Used) by Operations:
  Non-cash issuance of common stock for
  services rendered                                     262,625        400,000
  Non-cash compensation from stock options              322,067        423,636
  Depreciation and amortization                         111,420        270,186
  Increase in accounts receivable-trade                (229,298)      (320,308)
  Decrease (increase) in employee advances              (22,469)        25,162
  Increase in prepaid expenses                          (11,531)        (5,493)
  Decrease (increase) in deposits and other assets      (10,174)         2,067
  Increase (decrease) in accounts payable               172,020        (14,485)
  Increase in accrued expenses                          120,395        240,260
  Increase in accrued payroll and taxes                  80,695        125,615
  Increase (decrease) in accrued interest payable        27,800        (46,870)
                                                    -----------   ------------

 Net Cash Used by Operating Activities               (1,647,134)    (1,002,050)
                                                    -----------   ------------

Cash Flows from Investing Activities:
  Payments on capital lease receivable                   11,642         25,095
  Purchases of furniture and equipment                 (312,580)      (368,962)
                                                    -----------   ------------

 Net Cash Used in Investing Activities                 (300,938)      (343,867)
                                                    -----------   ------------

Cash Flows from Financing Activities:
  Issuance of convertible debentures                         --        150,000
  Payments on convertible debentures                         --        (20,000)
  Proceeds from notes payable                           779,575        202,000
  Net proceeds under factoring agreement                     --        228,757
  Payments on notes payable                                  --        (52,030)
  Payments on capital leases payable                    (37,202)       (98,231)
  Net proceeds (payment) of shareholder loans           421,949       (521,866)
  Capital contribution                                       --        721,733
  Issuance of common stock for cash                     718,990      1,233,994
                                                    -----------   ------------

 Net Cash Provided by Financing Activities            1,883,312      1,844,357
                                                    -----------   ------------

Net increase (decrease) in cash                         (64,760)       498,440
Cash and equivalents, beginning of period               114,885         50,125
                                                    -----------   ------------
Cash and equivalents, end of period                 $    50,125   $    548,565
                                                    -----------   ------------
                                                    -----------   ------------

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CONSOLIDATION -- The financial statements include the accounts of the Company and ETC Administrative Services, Inc., a Texas corporation and wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

REVENUE AND EXPENSE RECOGNITION -- The Company recognizes revenue when services are performed. Expenses are recognized in the period in which incurred.

The Company is engaged in a marketing strategy of utilizing a 90-day review period for new clients. These agreements allow for a 90-day review period for processing claims with no long-term contracts and the Company has been successful in providing the service at a per claim fee. Revenues earned and expenses incurred are recognized for the 90-day review services in the period services are provided.

CASH AND CASH EQUIVALENTS -- For purposes of the statements of cash flows, the Company considers any short-term cash investments with a maturity of three months or less to be a cash equivalent. NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND (CONTINUED)

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Certain claims processing and imaging equipment are furnished to customers for off-site use at the customer's facility. This equipment is recorded at adjusted cost basis as computer and office equipment on the Company's financial statement. Maintenance, other repairs and significant improvements are accounted for in accordance with the aforementioned policies.

Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of the equipment or render the value of the equipment not recoverable. The recoverability is evaluated by estimating the future cash flows expected to result from use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows.
If an impairment loss is recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Equipment as of December 31, 1997 is not considered to be impaired.

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

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND (CONTINUED)

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

STOCK-BASED COMPENSATION -- The Company has issued incentive stock options. Compensation costs arising from such options will be recorded as an expense. The measurement date for determining compensation costs is the date of the grant. Compensation cost is the excess, if any, of the quoted market price of the stock at date of grant over the amount the employee must pay to acquire the stock. Compensation cost is recognized as an expense over the vesting period of the option. The Company measures compensation costs using the intrinsic value based method of accounting for stock issued to employees.

RECLASSIFICATIONS - Certain amounts for the year ended December 31, 1996, have been reclassified to conform with the December 31, 1997 presentation. The reclassifications have no effect on net income for the year ended December 31, 1996.

NOTE 2 - MERGER


Effective February 11, 1997, ETC completed a merger with ETC Transaction Corporation, formerly known as Solo Petroleums Ltd. ("Solo"). ETC Transaction Corporation was incorporated as Solo Petroleums Ltd. on September 5, 1986 for the purpose of undertaking oil and gas exploration efforts. In 1987, Solo completed a public offering of common stock as a Junior Capital Pool Company under the policies of the Alberta Stock Exchange (the "ASE") and the Alberta Securities Commission. Solo common stock was subsequently listed for trading on the ASE under the trading symbol "SOP". By 1990, revenues from oil and gas exploration efforts had substantially declined and Solo began experiencing financial difficulties. As a result, Solo liquidated substantially all of its assets and underwent a significant change in management during 1990. Since Solo had no significant assets or operations, its principal potential for profits came solely from operations it may receive in a merger. On March 21, 1996, Solo changed its name to ETC Transaction Corporation.


A special meeting of the shareholders of ETC was held on January 31, 1997, at which time shareholders approved and ratified the terms and conditions of the Merger Agreement and authorized the Board of Directors of ETC to effect the merger. ETC Transaction Corporation held its annual meeting on February 11, 1997, at which time the shareholders ratified and approved both the Continuance of ETC Transaction Corporation into the State of Delaware and the Merger Agreement and authorized the Board of Directors to effect the merger. ETC and ETC Transaction Corporation executed the merger transaction as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"). ETC and ETC Transaction Corporation did not recognize any gain or loss as a result of the merger. The merger is, in effect, a reverse acquisition and is accounted for as a recapitalization of ETC in accordance with SAB Topic 2:A., with ETC as the acquirer.

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997

NOTE 2 - MERGER (CONTINUED)


ETC Transaction Corporation is the surviving corporation of the merger. The type and number of common shares outstanding at December 31, 1997 represent those of ETC Transaction Corporation. Effective February 11, 1997, the name of ETC Transaction Corporation was changed to Electronic Transmission Corporation, with the Certificate of Incorporation being duly amended to reflect the change of name. The financial statements as of and for the year ended December 31, 1996, represent the financial position, operations and cash flows of Electronic Transmission Corporation prior to merger with ETC Transaction Corporation and prior to the aforementioned name change by ETC Transaction Corporation.


ETC Transaction Corporation was a non-operating entity with the following summary balance sheet on the date of the merger:

Current Assets:
  Cash                                                $       142
  Accrued interest receivable                              27,800
                                                      -----------
     Total Current Assets                                  27,942

  Note receivable - ETC                                   779,575
                                                      -----------
     Total Assets                                     $   807,517
                                                      -----------
                                                      -----------
Current Liabilities:
  Accounts payable                                         26,991
  Accrued expenses                                         50,970
  Loan payable                                             23,425
  Short-term debentures                                    52,500
                                                      -----------
     Total Current Liabilities                            153,886

  Common Stock                                          1,704,569
  Accumulated deficit                                  (1,050,938)
                                                      -----------

     Total Liabilities & Stockholders Equity          $   807,517
                                                      -----------
                                                      -----------


On May 15, 1996, prior to the merger, ETC Transaction Corporation sold 519,717 shares in a private placement offering of common stock. ETC Transaction Corporation then loaned the $779,575 offering proceeds to ETC to fund its marketing and product development efforts and costs associated with the Merger. The note receivable recorded by ETC Transaction Corporation was eliminated against the related note payable recorded by ETC (see Note 15) at the date of merger. No cash was involved in eliminating the note receivable from ETC. On the transaction date, the ETC Transaction Corporation accumulated deficit of $1,050,938 was recorded in the acquirer's financial statements as an increase in accumulated deficit.

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997


NOTE 2 - MERGER (CONTINUED)

The merger was effected by ETC Transaction Corporation issuing 1.25 pre-reverse stock split shares for each issued and outstanding common share in ETC. At the date of merger, ETC had 7,153,601 pre-reverse stock split shares issued and outstanding and accordingly, the merger resulted in the issuance of 8,942,002 pre-reverse stock split shares in ETC Transaction Corporation for all of the issued and outstanding common shares of Electronic Transmission Corporation. At the date of merger, ETC Transaction Corporation had 2,007,144 pre-reverse stock split shares issued and outstanding. Accordingly, the effect of the merger resulted in the surviving entity having 10,949,146 pre-reverse stock split shares issued and outstanding at February 11, 1997.


Giving effect to the reverse stock split (see Note 18), the merger was effected by ETC Transaction Corporation issuing 1.25 post-reverse stock split shares for each issued and outstanding post-reverse stock split common share in ETC. At the date of merger, ETC had 1,788,401 post-reverse stock split shares issued and outstanding and accordingly, the merger resulted in the issuance of 2,235,501 post-reverse stock split shares in ETC Transaction Corporation for all of the issued and outstanding common shares of Electronic Transmission Corporation. At the date of merger, ETC Transaction Corporation had 501,786 post-reverse stock split shares issued and outstanding. Accordingly, the effect of the merger resulted in the surviving entity having 2,737,287 post-reverse stock split shares issued and outstanding at February 11, 1997.


The following schedule represents the 1996 proforma effect of the combined entities had the transaction occurred January 1, 1996:

                                                       ETC
                                                   Transaction      Proforma      Proforma
                                       ETC         Corporation     Adjustments    Combined
                                  -----------      -----------     -----------   -----------
Revenue                           $   831,323      $        --     $        --   $   831,323
Costs and expenses                 (3,371,903)              --              --    (3,371,903)
                                  -----------      -----------     -----------   -----------
Loss from operations               (2,540,580)              --              --    (2,540,580)
Other income (expense)                 69,896           17,559              --        87,455
                                  -----------      -----------     -----------   -----------
Income (loss) before
  extraordinary item               (2,470,684)          17,559              --    (2,453,125)
Extraordinary item                         --               --              --            --
                                  -----------      -----------     -----------   -----------
Net income (loss)                 $(2,470,684)     $    17,559     $        --   $(2,453,125)
                                  -----------      -----------     -----------   -----------
                                  -----------      -----------     -----------   -----------
Income (loss) per share:
  Basic and diluted                                                                    (0.96)
                                                                                 -----------
                                                                                 -----------
Weighted average common
  shares outstanding (post-
  reverse stock split):
  Basic and diluted                                                                2,559,395
                                                                                 -----------
                                                                                 -----------

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997

NOTE 3 - GOING CONCERN AND CONTINUED OPERATIONS

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern. ETC sustained a net operating loss of $2,470,684 and $2,101,820 during the years ended December 31, 1996 and 1997, respectively. Cash used by operating activities for the same periods aggregated $1,647,134 and $1,002,050, respectively. Additionally, at December 31, 1997, ETC's current liabilities exceeded its current assets by $562,394. ETC's continued existence depends upon the success of management's efforts to raise sufficient new capital and increase its customer base.

Management plans to mitigate the going concern issues by marketing its services to (i) PPOs; (ii) claims processors, TPAs and small- to medium-size insurance companies; and (iii) large self-insured and self-administered corporations to expand its customer base and increase profitability. Management believes that it will be successful in generating sufficient cash to support its operations. There can be no degree of assurance that the Company will be successful in raising additional working capital or executing its business plan to the extent that it will be profitable.

NOTE 4 - ACCOUNTS RECEIVABLE

The following is a summary of accounts receivable:

                                                December 31,
                                        ---------------------------
                                            1996           1997
                                        ------------   ------------
     Accounts receivable - trade        $    236,356   $    578,870
     Employee receivables                     28,203          3,041
     Accounts receivable - other               --               664
                                        ------------   ------------
                                        $    264,559   $    582,575
                                        ------------   ------------
                                        ------------   ------------

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997

NOTE 4 - ACCOUNTS RECEIVABLE (CONTINUED)

In September 1997, the Company entered into an agreement whereby the Company has the right to factor certain receivables, with recourse, to a financial institution from time to time until September 1998. The maximum amount of receivables that can be factored to the financial institution at any time is $500,000. The receivables are discounted at 2.75% of the face value of the receivables. The financial institution retains 20% of the face amount of outstanding receivables in a cash reserve account in the name of the Company. The Company is required to repurchase any receivables sold, which are in arrears more than ninety days, at the receivables amount net of unearned
interest.   The terms of the factoring agreement allow the Company to
maintain effective control over the receivables and therefore the agreement is recorded as a secured borrowing in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". During the year ended December 31, 1997, the Company received $1,080,806 from the factoring of receivables. The factoring obligation outstanding under the agreement at year-end amounted to $228,757. Required cash reserves included in cash and cash equivalents amounted to $45,751 at December 31, 1997. Discounts on the factoring of receivables recorded as interest expense in 1997 amounted to $38,500.

NOTE 5 - CAPITAL LEASE RECEIVABLE

The Company, as lessor, has entered into a non-cancelable lease for service equipment. Future minimum lease payments receivable under the non-cancelable lease at December 31, 1997 are as follows:

                                               Capital
                                               Leases
                                             -----------
     Total minimum lease payments during the
          years ended December 31, 1998      $    29,248

     Less: amount representing interest           (1,525)
                                             -----------

     Present value of minimum lease payments $    27,723
                                             -----------
                                             -----------

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997

NOTE 6 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

                                               December 31,
                                          ---------------------
                                            1996         1997
                                          --------     --------
     Furniture                           $ 104,349   $  105,473
     Computer & Office Equipment           458,178      615,521
     Computer Software                      92,836      544,368
     Leasehold Improvements                  8,791        9,747
                                         ---------   ----------
                                           664,154    1,275,109
     Less:  accumulated depreciation      (142,578)    (408,711)
                                         ---------   ----------
                                         $ 521,576   $  866,398
                                         ---------   ----------
                                         ---------   ----------

Depreciation expense was $110,405 and $266,133 for 1996 and 1997, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

                                                 December 31,
                                            ---------------------
                                              1996        1997
                                            --------   ----------
     Accounts payable                       $221,315   $  247,325
     Accrued expenses:
       Deferred rent                          71,522       67,032
       Computer software acquisition costs        --      204,338
       Legal and professional                 46,660      233,779
       Other                                  10,066       91,123
     Accrued payroll and taxes               189,825      315,440
     Accrued interest payable                 27,800        2,033
                                            --------   ----------
                                            $567,188   $1,161,070
                                            --------   ----------
                                            --------   ----------

                 ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

The following is a summary of notes payable:

                                                             December 31,
                                                        ---------------------
                                                          1996         1997
                                                        --------     --------
Obligation due under factoring agreement (see Note 4)   $   --       $ 228,757

Note payable to corporation, interest at 12.0%,
$7,553 principal including interest due monthly,
remaining balance plus interest due upon maturity
at May 19, 1998; collateralized by option to purchase
28,333 shares of common stock at $6.00 per share
(see Note 12).                                              --         121,654

Note payable to bank, interest at 10.5%,
$1,484 principal including interest due monthly,
maturing September 15, 1998; collateralized by
certain equipment and assignment of officer's life
insurance policy.                                           --          28,316

Subordinated convertible debenture payable to
corporation, interest at 12.0% payable semi-annually,
principal due upon maturity at May 12, 1998, convertible
at $5.00 per common share including principal and
accrued interest.                                           --         100,000
                                                        --------      --------
                                                        $   --        $478,727
                                                        --------      --------
                                                        --------      --------

Under an agreement with Ironwood Leasing Ltd. discussed in Note 9, the Company has a $500,000 line of credit of which funding is based on the leasing companies ability to provide funds. As of December 31, 1997, the Company has made no draws under this agreement.

During 1991 and 1992, ETC Transaction Corporation (formerly Solo Petroleums, Ltd.) issued $52,500 in short-term convertible debentures which were due 180 days from issuance bearing an interest rate of 20%. The debentures provided for the holder to receive 2.5 common shares of ETC Transaction Corporation stock for each one U.S. dollar of debenture. In December 1997, the Company issued 8,125 shares of common stock on a $4-for-1 post-reverse stock split share basis in full settlement of the agreements. The remaining $20,000 in debentures were paid in cash to the holders in full settlement.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 8 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

On May 14, 1997, the Company issued $50,000 in short-term subordinated convertible debentures which were due in one year. The debentures were convertible at $5.00 per common share including principal and accrued interest. On September 22, 1997, the holder converted $52,067 of principal and interest into 10,413 of common stock.

NOTE 9 - LEASE OBLIGATIONS PAYABLE

The Company, as lessee, has entered into various non-cancelable leases for service equipment, vehicles, and office facilities. Future minimum lease payments under non-cancelable leases at December 31, 1997 are as follows:

       For the Years Ending                      Capital       Operating
          December 31,                           Leases         Leases
       --------------------                     --------      ----------
             1998                              $ 110,095      $ 183,680
             1999                                 26,487        189,375
             2000                                     --        195,071
          Thereafter                                  --        149,507
                                               ----------     ----------

     Total minimum lease payments                136,582      $ 717,633
       Less: amount representing interest         (8,755)     ----------
                                               ----------     ----------
     Present value of minimum lease payments     127,827
       Less: current portion                    (102,240)
                                               ----------

     Long-term capital lease obligation        $  25,587
                                               ----------
                                               ----------

Rent expense during the years ended December 31, 1996 and 1997 for operating leases was $122,544 and $173,494, respectively, and is included in operating expenses.

The cost of assets subject to capital leases included in office furniture and equipment is as follows:

                                              December 31,
                                        ----------------------
                                           1996         1997
                                        ----------   ---------
     Computer & Office Equipment        $  182,053   $ 198,801
     Less:  accumulated depreciation      (21,044)     (84,520)
                                        ----------   ----------
                                        $  161,009   $ 114,281
                                        ----------   ----------
                                        ----------   ----------

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 9 - LEASE OBLIGATIONS PAYABLE (CONTINUED)

In April 1996, the Company entered into an equipment lease agreement and stock option agreement with Ironwood Leasing Ltd. (a related party) which is recorded as a capital lease by the Company. Principals of Ironwood Leasing, Ltd. are also stockholders of ETC, including a director of ETC. The master lease agreement is for a term of five years beginning April 23, 1996 through April 23, 2001 and allows the Company to lease certain equipment for amounts specified in the agreement with rental payments due on the first of each month. As of December 31, 1997, monthly payments required under the master lease agreement amounted to $9,954 expiring in December 1999.

At any time during the term of the agreement, the leasing company has the right to i) sell to ETC any or all of the equipment in exchange for the number of shares of ETC common stock, or stock of any company with which ETC merges, that is equal to the purchase price of the equipment divided by $5.00 per share or, ii) purchase, at $5.00 per share, the number of shares of ETC stock, or stock of the merged company, equal to the purchase price of the equipment divided by 5.00, and give ETC the option to purchase the equipment at the end of the lease for $1.00; provided, that if ETC issues, agrees to issue or grants an option to purchase ETC stock to any other person for a price less than $5.00 per share, the price payable to the leasing company will be reduced to such lower price. During December 1997, the Company sold common stock at a price of $2.00 per share; therefore, the leasing company has the option to purchase common stock at this price as discussed in Note 12.

Because this transaction was with other than employees, it was accounted for using the fair value method under SFAS 123, "Accounting for Stock-based Compensation." Using the fair market method, the fair value of the options granted in this transaction was based on the fair value of the services received. Compensation expense recognized in conjunction with these options for the year ended December 31, 1996 and 1997, was not material.

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

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 10 - INCOME TAXES

ETC has net operating loss carryforwards of approximately $4,519,000 that are available to offset any future income tax liability. The net operating loss carryforwards expire as follows:

            For the Years Ending
                December 31,                  Expiring
            ---------------------           -----------
                   2010                     $   880,000
                   2011                       2,006,000
                   2012                       1,633,000
                                            -----------

                   Total                    $ 4,519,000
                                            -----------
                                            -----------

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

The components of the provision for federal income taxes are as follows as of December 31:

                                            1996         1997
                                         ----------   ----------
Currently payable                         $    --     $      --
Deferred                                       --       (36,000)
                                         ----------   ----------

Federal income tax expense (benefit)      $    --     $ (36,000)
                                         ----------   ----------
                                         ----------   ----------

Deferred tax benefit results from the difference in extraordinary gain on extinguishment of debt which reduced the benefit of the net operating loss carryforwards and decreased the valuation allowance recorded against the deferred tax assets.


NOTE 11 - BUSINESS COMBINATION

Effective April 1, 1997, the Company completed a business combination with Electra-Net, L.C. ("Electra-Net") by assuming their net liabilities. Electra-Net, L.C. is a company that was wholly owned and controlled by ETC's Chairman of the Board, Chief Executive Officer, and President at the time of the combination. The individual no longer holds those titles and is currently only a shareholder.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997

NOTE 11 - BUSINESS COMBINATION (CONTINUED)

The transaction was accounted for using the purchase method at predecessor cost as follows:

     Assets Acquired:
        Cash                                             $  2,065
        Accounts receivable                                76,061
        Computer hardware                                  20,908
                                                         --------
           Total assets                                  $ 99,034
                                                         --------

     Liabilities Assumed:
        Accounts payable                                 $ 15,711
        Loans payable                                     235,849
                                                         --------
           Total liabilities                             $251,560
                                                         --------

     Net Liabilities Assumed                             $152,526

     Consideration Paid:
        Cash                                             $     --
                                                         --------
        Total consideration                                    --
                                                         --------

     Dividend paid to shareholder                        $152,526
                                                         --------
                                                         --------

The excess of the consideration over the related party predecessor cost (net liabilities assumed) is treated as a reduction of equity (i.e., a deemed dividend). Goodwill resulting from market value adjustments to assets and liabilities of the entity was not recorded since this transaction was consummated with a related party, and that treatment would have constituted a step-up in basis. The transaction is reflected in the financial statements on the date the transaction occurred (April 1, 1997), in accordance with generally accepted accounting principles.

NOTE 12 - STOCK OPTIONS

The Company has issued various stock options to employees of the Company which are considered compensatory. Vesting varies by employee agreement ranging from 2 to 5 years. The contractual life of outstanding stock options at December 31, 1997 is the term of employment of the holder.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997

NOTE 12 - STOCK OPTIONS (CONTINUED)

A summary of the status of employee stock options is set forth below:

                                           Year ended                    Year ended
                                        December 31, 1996             December 31, 1997
                                       -------------------          ---------------------
                                                  Weighted                       Weighted
                                                   Average                       Average
                                                  Exercise                       Exercise
Stock Options                          Shares      Price            Shares        Price
-------------                         --------    --------          -------      -------
Outstanding, beginning of period      167,750      $0.004           172,917       $0.004
Granted                                65,000      $0.004           350,000       $4.572
Exercised                             (29,583)     $0.004           (58,750)      $0.160
Forfeited/expired                     (31,250)     $0.004          (216,250)      $3.120
                                      --------                      -------
Outstanding, end of period            172,917      $0.004           247,917       $3.832
                                      --------                      -------
                                      --------                      -------

Options exercisable, end of period      4,583      $0.004           185,417       $3.576
                                      --------                      -------
                                      --------                      -------

The following table summarizes information about stock options granted during the years ended

                                      December 31, 1996            December 31, 1997
                                   -----------------------      ----------------------
                                   Weighted       Weighted      Weighted      Weighted
                                    Average       Average       Average       Average
                                     Fair         Exercise        Fair        Exercise
                                     Value         Price         Value         Price
                                   --------      --------       --------      --------
Option price = fair market value    $0.000        $0.000         $4.924        $4.924
Option price < fair market value    $4.000        $0.004         $4.000        $0.400
Total                               $4.000        $0.004         $4.856        $4.572

The following table summarizes information about stock options outstanding at December 31, 1997:

                                    Options Outstanding                              Options Exercisable
                     ----------------------------------------------------   --------------------------------------
                        Options       Weighted Average
                     Outstanding at      Remaining       Weighted Average   Options Exercisable   Weighted Average
 Exercise Prices        12/31/97      Contractual Life    Exercise Price        at 12/31/97        Exercise Price
-------------------------------------------------------------------------   --------------------------------------
$0.000 to $ .004        52,917        Term of Employ          $ .004               52,917              $ .004
$0.005 to $4.252        50,000        Term of Employ          $4.252                    0              $4.252
$4.253 to $5.00        132,500        Term of Employ          $5.000              132,500              $5.000
$5.001 to $6.00         12,500        Term of Employ          $6.000                    0              $6.000
                     ---------                                                  ---------
                       247,917                                $3.832              185,417              $3.576
                     ---------                                                  ---------
                     ---------                                                  ---------

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 12 - STOCK OPTIONS (CONTINUED)

Fair value for the stock underlying stock options and stock warrants was determined, prior to the Company trading on the over-the-counter market, using information available from other stock sale transactions at or near the grant date. In management's opinion, these transactions between willing parties included the best information available at the time of grant to estimate the market value of the common stock of the Company. No quoted market prices existed due to the non-public status of the Company. Fair values for the stock underlying stock options and stock warrants subsequent to becoming publicly traded consisted of quoted market prices as listed in stock-trading business journals. These fair values were used to determine the compensatory components of the stock options and stock warrants granted during the years ended December 31, 1996 and 1997. The Company's common stock became publicly traded in April 1997.

Compensation costs will be recognized as an expense over the vesting period of the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. Future compensation expense to be recorded in subsequent periods as of December 31, 1996 and 1997, was $555,897 and $0, respectively. During 1997, the Company elected to rescind specific compensatory stock options of an officer of the Company. Accordingly, compensation costs associated with these options were not expensed due to the officer retroactively forfeiting any rights under the original option agreement. Effective June 30, 1997, the Company elected to vest all employee stock options and recognize compensation expense for all outstanding options. Compensation cost totalling $322,067 and $321,220 was recognized as expense during the years ended December 31, 1996 and 1997, respectively.

Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0.0 percent; expected volatility of 40.0 percent; risk free interest rates of 5.0 percent; expected lives of two years. Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Binomial Method with the following weighted-average assumptions used for grants in 1996: dividend yield of 0.0 percent; risk free interest rates of 4.5 percent; expected lives of three years. Had compensation cost for the Company's stock based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net loss in 1997 would have been $2,392,318. Basic and diluted loss per share would have been $(1.09) and $(1.13) in 1997, respectively. In 1996, net loss and loss per share data would have not been significantly changed using the fair value method.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997

NOTE 12 - STOCK OPTIONS (CONTINUED)

As discussed in Note 8, the Company issued 28,333 options to purchase common stock at $6.00 per share to a corporation as collateral to secure a note payable. The Company accounted for this transaction using the "intrinsic value based method" of accounting for stock options. The exercise price of the stock options on the date of grant is equal to fair market value of the underlying common stock. The fair value was determined based upon available market quotes on the date of grant. No compensation expense was recognized in conjunction with these options for the year ended December 31, 1997. The options expire on May 19, 1998.

Under an agreement with a leasing company discussed in Note 9, the leasing company has 52,652 options to purchase common stock at $2.00 per share. These options have no fixed maturity.

Of 100,000 stock options granted in 1995 to a shareholder, and officer of the Company, 50,000 were rescinded and forfeited in 1997. The Company and shareholder, by mutual agreement, elected to rescind the stock options and return all rights under the agreement. The financial statements of the Company only include compensation expense for shares vested prior to the rescission. The compensation expense adjustment due to the rescission was recorded as a 1997 adjustment, and, net of the adjustment, no compensation expense was recognized in 1997 from these stock options.

Total compensation expense of $339,600 was measured at the date of grant of the 100,000 options. The Company used the straight-line method to recognize stock-based compensation expense for these options over their three year vesting period, even though the options vested on various dates during that period. This method was not materially different than the method prescribed by APB 25: ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Stock-based compensation expense of $199,800 was recognized in 1996 under these options. The remaining $199,800 of compensation expense will not be recognized by the Company due to the rescission. Because the Company recognized stock-based compensation expense using the straight-line method, and 50,000 of the 100,000 stock options granted in 1995 were rescinded in 1997, no adjustment is necessary in the period of forfeiture to reverse stock-based compensation recognized in previous periods.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 13 - STOCK WARRANTS

Effective June 1, 1996, the Company issued 55,000 stock warrants to a shareholder which expired on June 15, 1997, and allowed the holder of each warrant to purchase one share of common stock at a price of $6.00 per share. Fair value of the stock underlying the warrants issued was determined based upon the selling price to a willing buyer at or near the date of grant. In management's opinion, these transactions included the best information available at the time of grant to estimate the fair value of the common stock of the Company. The warrants issued to the shareholder were for services rendered for consulting in obtaining equity capital and marketing the Company's common stock and were accounted for under SFAS 123, "Accounting for Stock Based Compensation". Using the fair value method, the fair value of the warrants issued was based on the fair value of the services received. Compensation expense recorded was not material. As of December 31, 1996, no warrants had been exercised. This agreement was superceded by the following agreement dated February 28, 1997.

Effective February 28, 1997, the Company issued 130,000 stock warrants to shareholders which expire on February 28, 2004, and allow the holder of each warrant to purchase one share of common stock at a price of $5.00 per share. Fair value of the stock underlying the warrants issued was determined based upon the selling price to a willing buyer at or near the date of grant. In management's opinion, these transactions included the best information available at the time of grant to estimate the fair value of the common stock of the Company. The warrants issued to the shareholder were for services rendered for consulting in obtaining equity capital and marketing the Company's common stock and were accounted for under SFAS 123, "Accounting for Stock Based Compensation." The fair value of the warrants was estimated using the Binomial Method with the following assumptions: dividend yield 0.0%; risk free interest rate of 8%; expected lives of two years. Compensation expense of $96,200 was recognized in 1997. As of December 31, 1997, no warrants have been exercised.

Effective June 1, 1997, the Company issued 5,750 stock warrants to shareholders which expire on June 1, 1998, and allow the holder of each warrant to purchase one share of common stock at a price of $6.00 per share. Fair value was determined based on quoted market prices. The warrants issued to shareholders were for services rendered for consulting in obtaining equity capital and marketing the Company's common stock and were accounted for under SFAS 123, "Accounting for Stock Based Compensation." The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield 0.0%; expected volatility 40.0%; risk-free interest rate 5.0%; expected lives of one year. Compensation expense of $6,212 was recognized in 1997. As of December 31, 1997, no warrants have been exercised.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 14 - CUSTOMER CONCENTRATION

For the years ended December 31, 1996 and 1997, revenues from one customer amounted to approximately 64% and 56% of total revenues. For the years ended December 31, 1996 and 1997, revenues from a separate customer amounted to approximately 0% and 13% of total revenues, respectively.

Trade accounts receivable included $76,395 and $86,717 relating to these customers at December 31, 1996 and 1997, respectively.

NOTE 15  - RELATED PARTY TRANSACTIONS

In December 1995, the Company entered into an agreement with a marketing firm
to assist in obtaining and servicing customers.   A member of the marketing
firm is a former member of the Board of Directors. Compensation for services rendered to the Company will be paid through November 1997. At December 31, 1997, the Company was indebted to the former director in the amount of $32,857. During the years ended December 31, 1996 and 1997, the Company incurred expenses under this agreement amounting to $12,985 and $19,872, respectively.

On May 15, 1996, the Company executed a note payable of $779,575 with ETC Transaction Corporation of which the proceeds were used as working capital to fund its post-merger business plan. The note payable to ETC Transaction Corporation and related accrued interest of $27,800 eliminated upon completion of the merger.

As of December 31, 1996 and 1997, the Company had a payable of $339,207 and $0, respectively, to Sterling National Corporation ("SNC") for working capital loans. The former Chairman of the Board, Chief Executive Officer and shareholder of ETC is the sole officer, director and shareholder of SNC.

At December 31, 1996, the Company had a trade receivable due from Electra-Net, L.C., a company wholly owned and operated by the former Chairman of the Board, C.E.O. and majority shareholder of ETC. The receivable of $103,026 relates to administrative fees for providing computer processing for medical claims.

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

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 15  - RELATED PARTY TRANSACTIONS (CONTINUED)

On May 2, 1997, Elaine Boze resigned as the Company's General Counsel and member of the Board of Directors. The Company and Ms. Boze entered into a Severance Agreement and General Release whereas she received a $25,000 separation payment which was charged to expense. Ms. Boze was also entitled to a continuation of her healthcare benefits until such time as Ms. Boze becomes employed by an entity providing similar benefits. The Company paid $1,120 in 1997 for maintenance and continuation of her healthcare benefits.

On January 18, 1996, ETC entered into a consulting agreement with Michael Eckstein, a director of the Company, pursuant to which Mr. Eckstein agreed to assist ETC in identifying and placing under contract TPAs, preferred provider organizations and other managed care companies which may be able to utilize the Company's claims processing services. Under the terms of this agreement, Mr. Eckstein is entitled to receive compensation on a monthly basis equal to $3,500 and commissions equal to 8% of the "gross income from revenue," as defined in the agreement, realized by the Company from clients generated by Mr. Eckstein. In June 24, 1998, Mr. Eckstein agreed to receive only commission based compensation under the terms of the agreement. During the years ended December 31, 1996 and 1997, the Company expensed $37,500 and $0, respectively, under this consulting agreement.

Effective May 1, 1996, Roy W. Mers ("Mers") resigned from his position as President and director of ETC. As a consequence to his resignation, ETC and Mers entered into a Settlement Agreement whereas Mr. Mers received 30,000 shares of common stock valued at $4.00 per share for total compensation of $120,000 (see Note 16). Pursuant to the agreement, ETC agreed to compensate Mers for his future efforts in assisting ETC in obtaining financing for its business ventures. The agreement terminated on August 1, 1997 with no additional compensation being paid or due to Mers since no services were performed by him subsequent to his resignation.

NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

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

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (CONTINUED)

During the year ended December 31, 1996, the Company issued an aggregate of 65,656 shares of common stock for services rendered at $4.00 per share in the total amount of $262,625. These shares were comprised of 2,656 shares issued to Mr. Dennis Barnes, a director and shareholder of the Company, in exchange for his efforts in assisting the Company in obtaining equity financing from third parties. Additionally, 20,000 shares were issued to Ms. Ann Mooney, a shareholder of the Company, in exchange for her efforts in marketing the Company's services. The Company issued 30,000 to Mr. Roy Mers, former President of the Company, in connection with his severance package (See Note
15). The remaining 13,000 shares were issued to third parties for services rendered including 3,000 shares issued to an individual for a business valuation of the Company and 5,000 each issued to two separate individuals for their efforts in marketing the Company's services in 1996.

During the year ended December 31, 1997, the Company issued an aggregate of 80,000 shares of common stock for services rendered at $5.00 per share in the total amount of $400,000. These shares were comprised of 12,500 shares issued to two separate third parties (total of 25,000 shares) for services rendered for public relations. Additionally, the Company issued the remaining 55,000 shares to a separate third party for services rendered in connection with assisting the Company in raising equity capital.

Fair value of the common stock issued for services were determined based upon recent sales to willing parties at or near the date of issuance. In management's opinion, fair value on the date of issuance of common stock and compensation cost recognized in the financial statements is commensurate with the cost of the services provided to the Company in 1996 and 1997.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 17 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                               For the year ended December 31, 1996
                                            -------------------------------------------
                                                Loss           Shares         Per Share
                                            (Numerator)     (Denominator)       Amount
                                            -----------     -------------     ---------
Net loss                                    $(2,470,684)      1,726,648        $(1.43)
Less: extraordinary item                             --             --         -------
                                            ------------    ------------       -------

Loss before extraordinary item              $(2,470,684)
BASIC EARNINGS PER SHARE
Loss available to common stockholders       $(2,470,684)      1,726,648        $(1.43)
EFFECT OF DILUTIVE SECURITIES                                                  -------
Employee stock options                               --              --        -------
                                            ------------    ------------
DILUTED EARNINGS PER SHARE

Loss available to common stockholders
  plus assumed conversions                   (2,470,684)      1,726,648        $(1.43)
                                            ------------    ------------       -------
                                            ------------    ------------       -------


                                                For the year ended December 31, 1997
                                              -----------------------------------------
                                                  Loss           Shares       Per Share
                                               (Numerator)    (Denominator)    Amount
                                              ------------    -------------   ---------
Net loss                                      $(2,101,820)      2,240,181      $(0.94)
Less: extraordinary item                          (73,262)             --     ---------
                                              -----------     -------------   ---------

Loss before extraordinary item                $(2,175,082)
BASIC EARNINGS PER SHARE
Loss available to common stockholders         $(2,175,082)      2,240,181      $(0.97)
                                                                              ---------
EFFECT OF DILUTIVE SECURITIES                                                 ---------
12% convertible debentures                          5,077          (5,129)
Warrants                                               --         (27,852)
Employee stock options                                 --          (6,677)
Non-employee options                                   --         (12,642)
                                              ------------    -------------
DILUTED EARNINGS PER SHARE
Loss available to common stockholders
  plus assumed conversions                     (2,170,005)      2,187,881      $(0.99)
                                              ------------    -------------   ---------
                                              ------------    -------------   ---------

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 17 - EARNINGS PER SHARE (Continued)

The following is a summary of loss per share data:

                                         For the Years Ended
                                            December 31,
                                       ----------------------
                                        1996            1997
                                       -------        -------
Basic loss per share:
  Loss before extraordinary item       $(1.43)        $(0.97)
  Extraordinary item                     0.00           0.03
                                       -------        -------
  Net loss                             $(1.43)        $(0.94)
                                       -------        -------
                                       -------        -------

Diluted loss per share:
  Loss before extraordinary item       $(1.43)        $(0.99)
  Extraordinary item                     0.00           0.03
  Effect of dilutive securities          0.00           0.02
                                       -------        -------
  Net loss                             $(1.43)        $(0.94)
                                       -------        -------
                                       -------        -------

Options to purchase 172,917 shares of common stock at $0.004 per share were outstanding at December 31, 1996, but were not included in the computation of diluted earnings per share because the options had an antidilutive effect on earnings per share. As of December 31, 1997, options to purchase 185,417 shares of common stock at $0.004 per share were outstanding but were not included in the computation of diluted earnings per share because the options had an antidilutive effect on earnings per share.

NOTE 18 - SUBSEQUENT EVENTS

The Company is in the process of amending its June 30, 1997, and September 30, 1997, quarterly financial statement filings with the Securities and Exchange Commission to reflect the correction of an error in recording the Electra-Net business combination (see Note 11) during those quarters. The transaction is properly recorded in these annual financial statements.

On February 16, 1998, L. Cade Havard, the Company's Chairman of the Board, Chief Executive Officer and President, was terminated by the Company's Board of Directors. The Board of Directors appointed W. Mack Goforth, the Company's Chief Financial Officer, as its Chief Executive Officer and Chairman of the Board.

On February 27, 1998, the Company amended its Certificate of Incorporation with the State of Delaware by increasing the authorized common stock from 15,000,000 to 20,000,000.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1997


NOTE 18 - SUBSEQUENT EVENTS (CONTINUED)

On March 20, 1998, the Employment Agreement between the Company and Ann C. McDearmon, the Company's Executive Vice President - Director of Marketing, was terminated. Ms. McDearmon, in a lawsuit filed on April 20, 1998 in State District Court of Dallas County, Texas, alleged that the Employment Agreement was effectively terminated by the Company as a result of the change in the Company's management in February 1998 and because of modifications to Ms. McDearmon's work responsibilities. Ms. McDearmon has also alleged that as a result of the termination of the employment agreement she is entitled to certain liquidated damages identified in the agreement. The Company maintains that Ms. McDearmon voluntarily terminated the employment agreement by submitting her letter of resignation on March 20, 1998 and that she is not entitled to any additional compensation or liquidated damages under the terms of such agreement. The Company intends to vigorously defend this lawsuit and does not believe that the outcome will have a material adverse effect upon its financial condition.

On May 7, 1998, Steven K. Arnold agreed to serve as a consultant to the Company on an interim basis pending his formal election by the Board of Directors as Chairman of the Board and Chief Executive Officer of the Company. Effective May 28, 1998, Mr. Arnold was elected Chairman of the Board and Chief Executive Officer of the Company. Mr. Goforth has agreed to continue to serve as the Company's Chief Financial Officer.

The Board of Directors authorized a 1-for-4 reverse stock split of the company's $0.001 par value common stock to be effective on July 1, 1998. As a result of the split, the Company' issued and outstanding shares decreased to 3,560,506 shares, and additional paid-in capital increased by $10,519. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1996 and 1997 have been restated to reflect the stock split.