Form 10QSB/A
period 1998-03-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 1998-08-18
CIK 1017586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998


                          Commission file number 22135


                       ELECTRONIC TRANSMISSION CORPORATION
           (Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                    75-2578619
   (State of Incorporation)                         (I.R.S. Employer
                                                   Identification No.

  5025 Arapaho Road, Suite 501
        Dallas, Texas
  (Address of Principal Executive Offices)                75248
                                                        (Zip Code)

     Issuer's Telephone Number, Including Area Code: (972) 980-0900
                        -----------------------



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,694,423 shares as of August 7, 1998.

                         PART I - FINANCIAL INFORMATION

                       ELECTRONIC TRANSMISSION CORPORATION

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                      March 31,
                                                                       1998
                                                                  --------------
                                                                    (unaudited)
Current Assets:
    Cash and cash equivalents                                    $      113,662
    Accounts receivable, Trade                                          464,914
    Note receivable                                                      25,000
    Capital lease receivable                                             21,049
    Prepaid assets                                                       54,144
                                                                  --------------
       Total Current Assets                                             678,769
                                                                  --------------
Property and Equipment, net                                             883,705
                                                                  --------------
Other Assets                                                              5,450
                                                                  --------------
Total Assets                                                     $    1,567,924
                                                                  ==============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liabilities:
    Accounts payable and accrued liabilities                     $    1,188,694
    Notes payable and convertible debentures                            224,448
    Current portion, capital lease obligations                           87,036
                                                                  --------------
       Total Current Liabilities                                      1,500,178

Long-term capital lease obligations                                      13,902
                                                                  --------------
       Total Liabilities                                              1,514,080
                                                                  --------------
Stockholders' Equity:
    Preferred stock, $1 par value, 2,000,000 shares
       authorized; no shares issued and outstanding                       --
    Common stock, $0.001 par value, 20,000,000
       shares authorized; 3,506,506 and 3,527,340
       shares issued and outstanding, respectively                        3,527
    Additional paid-in-capital                                        7,362,760
    Accumulated deficit                                              (7,312,443)
                                                                  --------------
       Total Stockholders' Equity                                        53,844

Total Liabilities & Stockholders' Equity                         $    1,567,924
                                                                  ==============

                       ELECTRONIC TRANSMISSION CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended
                                                           March 31,
                                             ----------------------------------
                                                  1997                  1998
                                             ----------------------------------

Service revenues                             $       312,774      $     971,011
                                             ---------------      -------------

Costs and Expenses:
    Costs of revenues                        $       184,738      $     443,574
    Selling, general and administrative              755,706            701,729
    Depreciation and amortization                     51,664             67,157
                                             ---------------      -------------
       Total Costs and Expenses                      992,108          1,212,460
                                             ---------------      -------------

Loss from operations                                (679,334)          (241,449)

Other Income (Expense):
    Interest expense, net                             (7,157)            (8,670)
    Other income                                        --               16,973
       Total Other Income                             (7,157)             8,303
                                             ---------------      -------------

Net loss                                     $      (686,491)     $    (233,146)
                                             ===============      =============

Loss per common share:
       Basic                                 $         (0.23)     $       (0.07)
                                             ===============      =============
       Diluted                               $         (0.23)     $       (0.07)
                                             ===============      =============

Weighted average common shares outstanding:
       Basic                                       2,923,964          3,508,867
                                             ===============      =============
       Diluted                                     2,923,964          3,508,867
                                             ===============      =============


                       ELECTRONIC TRANSMISSION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ---------------------------------
                                                                                  1997                  1998
                                                                                -------------    ----------------

Cash Flows from Operations:
    Net loss                                                                     $ (686,491)      $     (233,146)
Adjustments to Reconcile Net Loss to
    Net Cash Provided (Used) by Operations:
       Non-cash issuance of common stock for services rendered                      100,000             --
       Non-cash compensation from stock options                                      66,368             --
       Depreciation and amortization                                                 51,664               67,157
       Increase in accounts receivable-trade                                        (25,539)            (117,625)
       (Increase) decrease in employee advances                                      22,707               (4,250)
       Decrease in advances to stockholders                                         179,175              --
       (Increase) decrease in prepaid expenses                                        2,685              (25,972)
       (Increase) decrease in deposits and other assets                               2,067              (18,572)
       Increase in accounts payable and accrued expenses                            263,392              103,064
       Increase (decrease) in accrued payroll and taxes                              13,547              (75,440)
                                                                                -----------     -----------------

    Net Cash Used in Operations                                                     (10,425)            (304,784)
                                                                                -----------     -----------------

Cash Flows from Investing Activities:
       Payments on capital lease receivable                                           4,011                6,674
       Purchases of furniture and equipment                                          (7,985)             (84,464)
                                                                                -----------     -----------------

    Net Cash Used in Investing Activities                                            (3,974)             (77,790)
                                                                                -----------     -----------------

Cash Flows from Financing Activities:
       Payments on capital leases payable                                           (22,920)             (26,890)
       Payments on short-term loans                                                   --                 (25,522)
       Issuance of common stock for cash                                                 28                   83
                                                                                -----------     -----------------

    Net Cash Used in Financing Activities                                           (22,892)             (52,329)
                                                                                -----------     -----------------

Net decrease in cash                                                                (37,291)            (434,903)
Cash, beginning of period                                                            50,268              548,565
                                                                                -----------     -----------------
Cash, end of period                                                              $   12,977      $       113,662
                                                                                ===========      ================

                       ELECTRONIC TRANSMISSION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 and 1997



NOTE 1 - GENERAL
----------------

Electronic Transmission Corporation (the "Company"), a Delaware corporation, provides services to self-insured companies, third party administrators that pay claims for self-insured companies and other medical provider networks or cost containment companies providing services to self-insured companies. The Company's automation capabilities encompass the entire workflow process involved in processing and paying healthcare claims. Additionally, the Company provides third party administrative services through its wholly owned subsidiary. Revenues are derived primarily from commerce within the United States.

During interim periods, the Company follows the accounting policies set forth in its audited financial statements. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Company's Annual Report on From 10-KSB/A when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the SEC and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1998.

Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - CONSOLIDATION
----------------------

The  financial   statements   include  the  accounts  of  the  Company  and  ETC
Administrative Services. All intercompany accounts and transactions have been eliminated.

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT
---------------------------------------

The following is a summary of office furniture and equipment:
                                                                   March 31,
                                                                     1998
                                                                 ---------------
                  Furniture                                      $      106,111
                  Computer & Office Equipment                           678,494
                  Computer Software                                     565,220
                  Leasehold Improvements                                  9,747
                                                                 ---------------
                                                                      1,359,572
                  Less: Accumulated Depreciation                       (475,867)
                                                                 ---------------
                                                                 $      883,705
                                                                 ===============

                       ELECTRONIC TRANSMISSION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 and 1997

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

The following is a summary of accounts payable and accrued liabilities:

                                                                 March 31,
                                                                  1998
                                                              ------------
           Accounts payable                                   $   445,317
           Accrued expenses:
              Deferred rent                                        64,841
              Computer software acquisition costs                 223,236
              Legal and professional                              202,214
              Other                                                 8,053
           Accrued payroll and taxes                              240,000
           Accrued interest payable                                 5,033

                                                              $ 1,188,694
                                                              ============

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto contained in the Company's Annual Report on From 10-KSB/A. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company.

Overview

         The Company is the survivor of the Merger of Electronic Transmission Corporation, a Texas corporation ("ETC-Texas"), into ETC Transaction Corporation, an Alberta, Canada corporation ("ETC-Canada") in the first quarter of 1997. The Company and all of its predecessors received going concern audit opinions for the fiscal years ended December 31, 1995, 1996 and 1997.

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

         The Company has not generated sufficient revenues during its limited operating history to repay its outstanding indebtedness, pay its existing trade accounts, fund its ongoing operating expenses or service development activities. At March 31, 1998, the Company had cash and cash equivalents of approximately $113,662 and a working capital deficit of approximately $821,409.

         The Company plans to alleviate its current financial problems through private offerings of debt or equity securities, borrowings and increased profits from operations. Furthermore, the Company has reviewed its cost structure and accomplished a reduction in the fixed cost portion of its infrastructure. In April 1998, the Company substantially reduced its personnel costs and in June 1998, successfully negotiated with the landlord of its corporate office a reduction of approximately $96,000 in annual rental expenditures. Software improvements have also been implemented that management believes will enhance productivity. Also, additional research and development expenditures are not anticipated at this time. The Company also believes that new business opportunities exist with (i) PPOs; (ii) claims processors, TPAs and small to medium-sized insurance companies; and (iii) large self-insured and self-administered corporations. The Company believes these market segments have immediate operational needs for the Company's automation and/or repricing products. The Company has submitted several proposals to potential clients in each of the afore-referenced business sectors. As of the date of this report, the Company has not entered into any binding agreements to provide services to any potential client which has received a written proposal from the Company. By leveraging the experience gained from the Company's existing TPA operation, the Company believes it can now begin to focus on selling its core competencies to these segments.

         In fiscal 1996 and 1997, Wal-Mart accounted for approximately 64% and 56% of the Company's revenues, respectively. The Wal-Mart contract expires in September 1998. The Company is currently negotiating a renewal of this agreement. The failure to renew the Wal-Mart contract will have a material adverse effect on the Company's financial condition.

         At March 31, 1998, the Company had eight clients including self-insured companies and medical provider networks. The Company experienced a reduction in the number of clients it served as a result of the decision to no longer provide worker's compensation claims processing services and the loss of certain network repricing clients. The Company expended considerable effort and resources, including hiring personnel with extensive experience in paying medical claims, to develop its current work flow process. Additional resources were devoted to
(i) defining the exact services that were needed by the market segment and (ii) developing, testing and ultimately implementing these services. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may find from time to time.

Results of Operations of the Company

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

         Revenues. Revenues from automation services totaled $255,384 and $312,774 for the quarters ended March 31, 1998 and 1997, respectively. Revenues from repricing totaled $508,972 for the three months ended March 31, 1998. The repricing division was not in place for the first quarter of 1997. The startup of the TPA division on January 1, 1998 generated revenues of $199,714 for the first quarter of 1998.

         Cost of Revenues. Costs of automation services totaled $188,827 and $184,738 for the quarters ended March 31, 1998 and 1997, respectively. The costs for the first quarter of 1998 were comprised of $106,311 in data entry personnel, $49,515 in imaging fees and $9,759 for communication expenses. In the first quarter of 1997, these costs consisted of $99,815 in data entry personnel, $60,774 in imaging fees and $9,117 in communication expenses. Costs of repricing services were largely made up of $221,603 in third party network fees for the quarter ended March 31, 1998. The Electra-Net repricing division began operations in the second quarter of 1997, therefore, there is no comparative information available. Costs of TPA services for the quarter ended March 31, 1998 were $19,045. No TPA services were provided by the Company during the comparable period in fiscal 1997.

         Gross Profit. Gross profit for the quarter ended March 31, 1998 was $527,437 as compared to $128,036 for the quarter ended March 31, 1997. The gross profit margin for the quarter ended March 31, 1998 was 54% versus 41% for 1997.

         Other Expenses. Selling, general and administrative costs decreased to $701,729 for the quarter ended March 31, 1998, compared to $755,706 for the quarter ended March 31, 1997. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the quarter ended March 31, 1998, total personnel costs were $527,904, total rent costs were $43,373, total telephone costs were $40,906 and total professional fees were $7,223. For the quarter ended March 31, 1997, total personnel costs were $456,870, total rent costs were $43,373, total telephone costs were $12,006 and total professional fees were $199,053. Professional fees were incurred primarily due to the preparation and filing of a registration statement, year-end audit and general corporate matters.

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



Liquidity and Capital Resources

         Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. Cash and cash equivalents at March 31, 1998 were $113,662, and the Company had a working capital deficit of $821,409. The Company has a note payable in the amount of $99,881 bearing interest at 12% per annum. Payments of $7,553 including interest are due monthly, with the remaining balance plus interest due upon maturity on May 19, 1998. The note is collateralized by an option to purchase 28,333 shares of Common Stock at $6.00 per share. The Company is in default on this obligation, but is presently in negotiations with the lender to restructure the terms of the afore-referenced obligation. A subordinated convertible debenture of $100,000 payable to a corporation was issued in 1997. The debenture bears an interest rate of 12% per annum, payable semi-annually with principal due upon maturity at May 12, 1998. The debenture is convertible at $5.00 per common share including principal and accrued interest. The Company is presently in default on this obligation but believes it will be able to settle this matter with the debenture holder on mutually acceptable terms.

         The Company signed a Securities Purchase Agreement (the "Purchase Agreement") on December 17, 1997 with Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. (collectively, the "Investors") in which it agreed to sell to the Investors up to an aggregate of 750,000 shares of Common Stock for total proceeds of $1,500,000. The Purchase Agreement called for the sale and purchase of the available shares to occur in two tranches. The First Closing occurred on December 17, 1997 with an issuance of 611,930 shares of Common Stock for $1,223,859.50 in proceeds. Proceeds from the First Closing have been used for working capital. The Investors have elected not to purchase any additional shares of Common Stock available under the terms of the Purchase Agreement.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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



ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders of the Company was held on February 25, 1998 approving an increase in authorized shares of the Company's common stock, par value $.001 per share from 15,000,000 shares to 20,000,000 shares. The stockholders of the Company also authorized at this special meeting a one-for-four (1:4) reverse stock split of its outstanding common stock, whereby every four shares of outstanding common stock will be exchanged for one share of common stock upon the effective date of such reverse split. The number of votes cast by the Company's stockholders for and against (i) the increase in authorized shares of the Company was 2,729,890 and 38,044, respectively, and
(ii) the reverse stock split was 2,726,269 and 49,664, respectively. There were not any votes withheld or broker non-votes with respect to such stockholder action. The number of stockholders abstaining in the vote to increase the authorized shares of the Company was 38,511 and the number of stockholder abstaining in the vote of the reverse stock split was 30,511.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements and Exhibits
         ---------------------------------

                                                                                                Page
                                                                                                ----


         1.   Financial Statements.  The following financial statements are submitted as a part of this report:
              Balance Sheet - December 31, 1997 and March 31, 1998............................     1
              Statements of Operations - Quarters Ended March 31, 1998 and 1997...............     2
              Statements of Cash Flows - quarters Ended March 31, 1998 and 1997...............     3
              Notes to Consolidated Financial Statements - Quarters Ended
              March 31, 1998 and 1997.........................................................     4


         2.   Exhibits

              Financial Data Schedule.

(b)      Reports on Form 8-K.

         A report on Form 8-KSB was filed by the Company on March 16, 1998, disclosing the termination of L. Cade Havard as Chief Executive Officer, President and Chairman of the Board of the Company and the appointment of W. Mack Goforth, the Company's Chief Financial Officer, as the Chairman of the Board and Chief Executive Officer. Also disclosed in this report were the results of the special meeting of stockholders of the Company held on February 25, 1998 whereby an increase in the number of authorized shares of the Company's common stock, par value $.001 per share, from 15,000,000 shares to 20,000,000 shares and a one-for-four (1:4) reverse stock split of the Company's Common Stock were approved.

                               S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                  Signature                         Title                              Date
                  ---------                         -----                              ----

            /s/ Steven K. Arnold
-----------------------------------  Chairman of the Board and Chief Executive     August 18, 1998
Steven K. Arnold                     Officer (Principal Executive Officer)



             /s/ Louann C. Smith     Controller (Principal Accounting Officer)     August 18, 1998
-----------------------------------
Louann C. Smith
