Form 10QSB
period 1998-06-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 1998-08-18
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1998


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



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____



         As of August 7, 1997, 3,694,423 shares of the issuer's Common Stock were outstanding.

                       ELECTRONIC TRANSMISSION CORPORATION
                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                              June 30,
                                                                1998
                                                            ----------
Current Assets:
    Cash and cash equivalents                               $  271,432
    Accounts receivable, Trade                                 378,666
    Note receivable                                             16,100
    Capital lease receivable                                    14,207
    Prepaid assets                                             155,361
                                                            ----------
       Total Current Assets                                    835,766

Property and Equipment, net                                    797,084
                                                            ----------
Other Assets                                                     6,750
                                                            ----------
Total Assets                                                $1,639,600
                                                            ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liabilities:
    Accounts payable and accrued liabilities               $ 1,064,503
    Notes payable and convertible debentures                   444,301
    Current portion, capital lease obligations                  76,414
                                                           -----------
          Total Current Liabilities                          1,585,218

Long-term capital lease obligations                             32,933
                                                           -----------
       Total Liabilities                                     1,618,151
                                                           -----------

Stockholders' equity:
     Preferred stock, $1 par value,
         2,000,000 shares authorized;
         no shares issued and outstanding                           --
     Common stock, $.001 par value,
         20,000,000 shares authorized;
         3,679,423 shares issued and outstanding                 3,679
     Additional paid-in-capital                              7,500,166
     Accumulated deficit                                    (7,482,396)
                                                           -----------
         Total Stockholders' Equity                             21,449
                                                           -----------
Total Liabilities & Stockholders' Equity                   $ 1,639,600
                                                           ===========


                       ELECTRONIC TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended June 30,    Six  Months Ended June 30,
                                        ---------------------------    --------------------------
                                              1997          1998          1997           1998
                                        ------------    -----------    -----------    -----------

Service revenues                         $   912,026    $   816,934    $ 1,224,800    $ 1,787,945
                                        ------------    -----------    -----------    -----------


Costs and Expenses:
    Costs of revenues                    $   438,454    $   311,112    $   623,192    $   754,686
    Selling, general and administrative    1,097,432        629,438      1,861,157      1,331,167
    Depreciation and amortization             53,146         99,425        104,812        166,582
                                        ------------    -----------    -----------    -----------

       Total Costs and Expenses            1,589,032      1,039,975      2,589,161      2,252,435
                                        ------------    -----------    -----------    -----------

Loss from operations                        (677,006)      (223,041)    (1,364,361)      (464,490)

Other Income (Expense):
    Interest expense, net                         --         (9,564)            --        (18,234)
    Other income                               1,525         62,651          2,389         79,624
                                        ------------    -----------    -----------    -----------
       Total Other Income                      1,525         53,087          2,389         61,390
                                        ------------    -----------    -----------    -----------

Net loss                                $   (675,481)   $  (169,954)   $(1,361,972)   $  (403,100)
                                        ============    ===========    ===========    ===========


Loss per common share:
    Basic                                $     (0.23)   $     (0.06)   $     (0.47)   $     (0.14)
                                        ============    ===========    ===========    ===========
    Diluted                              $     (0.23)   $     (0.06)   $     (0.47)   $     (0.15)
                                        ============    ===========    ===========    ===========

Weighted average common shares outstanding:
    Basic                                  2,887,563      2,798,838      2,887,563      2,798,838
                                        ============    ===========    ===========    ===========
    Diluted                                2,887,563      2,712,384      2,887,563      2,712,384
                                        ============    ===========    ===========    ===========



                       ELECTRONIC TRANSMISSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                    Three Months Ended June 30,  Six  Months Ended June 30,
                                    ---------------------------  -------------------------
                                         1997         1998        1997       1998
                                    ------------  ----------    ----------   -------
Cash Flows from Operations:
    Net loss                        $   (675,481) $ (169,954) $ (1,361,972) (403,100)
Adjustments to Reconcile Net Loss
    to Net Cash Provided (Used)
    by Operations:
       Non-cash issuance of common
         stock for services rendered     333,632        --       400,000        --
       Non-cash compensation from
         stock options                   221,220        --       321,220        --
       Depreciation and amortization      53,146      99,425     104,812     166,582
       (Increase) decrease in
          accounts receivable           (205,084)     85,584    (258,423)    203,909
       (Increase) decrease in employee
          advances                        (2,768)      1,340      19,939         578
       Increase in advances
          to stockholders               (581,653)       --      (323,312)       --
       Increase in prepaid expenses       (3,845)    (65,158)     (1,160)    (91,130)
       (Increase) decrease in deposits
          and other assets                  --         7,700       2,067     (14,360)
       Increase (decrease) in
          accounts payable               (56,641)    (83,402)     85,350     104,740
       Increase (decrease) in accrued
          expenses                        61,380    (122,336)    131,556    (457,976)
       Increase in client deposit         75,531        --        75,531        --
       Increase (decrease) in accrued
           payroll and taxes            (133,471)     11,833    (119,924)    (63,607)
                                        --------    --------    --------    --------
    Net Cash Used in Operations         (914,034)   (234,968)   (924,316)   (554,364)
                                        --------    --------    --------    --------

Cash Flows from Investing Activities:
Purchases of furniture and equipment     (77,489)    (11,790)    (85,474)    (96,254)
Proceeds on capital lease receivable       8,225       6,842      12,236      13,517
                                        --------    --------    --------    --------
Net Cash Used in Investing Activities    (69,264)     (4,948)    (73,238)    (82,737)
                                        --------    --------    --------    --------


                       ELECTRONIC TRANSMISSION CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                         Three Months Ended June 30,      Six  Months Ended June 30,
                                         ---------------------------     ---------------------------
                                             1997            1998           1997         1998
                                         -----------    ----------    -----------    -----------

Cash Flows from Financing Activities:
Proceeds from issuance of common                 30            152             58            172
    Stock
Capital Contribution                        721,537         99,906        721,537         99,970
Proceeds from capital lease                  16,747         37,066         16,747         37,066
Proceeds from note payable                  170,000        301,159        170,000        301,159
Proceeds from line of credit                125,000           --          125,000           --
Proceeds from issuance of debentures        150,000           --          150,000           --
Principal payments on note payable           (6,702)       (39,508)        (6,702)       (59,670)
Payments on capital leases payable          (23,498)        (1,089)       (46,418)       (18,729)
                                        -----------    -----------    -----------    -----------
Net Cash Provided by Financing
       Activities                         1,153,114        397,686      1,130,222        359,968
                                        -----------    -----------    -----------    -----------

Net increase (decrease) in cash             169,816        157,770        132,668       (277,133)
Cash, beginning of period                    12,977        113,662         50,125        548,565
                                        -----------    -----------    -----------    -----------
Cash, end of period                     $   182,793    $   271,432    $   182,793    $   271,432
                                        ===========    ===========    ===========    ===========


                       ELECTRONIC TRANSMISSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

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

                       ELECTRONIC TRANSMISSION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:
                                                               June 30,
                                                                 1998
                                                      ----------------
       Furniture                                      $        106,111
       Computer & Office Equipment                             678,105
       Computer Software                                       577,400
       Leasehold Improvements                                    9,747
                                                      ----------------
                                                             1,371,363
       Less:  accumulated depreciation                        (574,279)
                                                      ----------------
                                                      $        797,084
                                                      ================
NOTE 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

                                                               June 30,
                                                                 1998
                                                      ---------------
       Accounts payable                               $       558,828
       Accrued expenses:
          Computer software acquisition costs                 132,567
          Legal and professional                               24,010
          Other                                                89,198
       Accrued payroll and taxes                              251,833
       Accrued interest payable                                 8,067
                                                      ---------------
                                                      $     1,064,503
NOTE 5 - STOCK OPTIONS

Compensation costs will be recognised as an expense over the vesting periods attributable to the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. During June 1997, the Board of Directors unanimously passed a resolution accelerating the vesting of certain stock options. Also, the Company elected to rescind specific stock options of a former officer of the Company. Accordingly, compensation costs associated with these options were not expensed due to the former officer retroactively forfeiting any rights under the original option agreement. Therefore, stock compensation costs totalling $321,220 were recognised as expense during the quarter ended June 30, 1997. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net loss and loss per share would have been unchanged.

                       ELECTRONIC TRANSMISSION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - BUSINESS COMBINATION

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

                       ELECTRONIC TRANSMISSION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCING ACTIVITIES

The Company obtained a $125,000 line of credit in April 1997 of which principal and interest were due July 17, 1997. Accrued interest was payable on a monthly basis, beginning May 17, 1997, at a variable interest rate not to exceed 18% per annum. Interest was calculated from the date of each advance until repayment of each advance or maturity, whichever occurs first. This line of credit was cancelled in September 1997.

In May 1997, the Company authorized an aggregate offering of $1,000,000 of its one-year 12% Convertible Subordinated Debentures to fund new acquisitions, pay-off existing debts and supply future working capital. The Debentures were due in May 1998 with interest payable semi-annually. The holder or holders of these Debentures may, at any time prior to maturity, convert the principal amount and the accrued interest on these Debentures into Common Stock of the Company at varying conversion rates of Debenture principal and/or accrued interest for one share of Common Stock. The offering terminated on June 1, 1997 raising $150,000. The Company is currently in default on $100,000 of principal amount of the Debentures but believes it will be able to settle this matter with the holder on mutually agreeable terms.

Also in May 1997, the Company obtained a short-term working capital loan of $170,000. Eighty-five thousand dollars of the principal amount plus interest was to be repaid in twelve monthly payments. Interest only was due monthly on the remaining eighty-five thousand dollars of the principal amount, which was due on May 19, 1998. The loan will incur an interest rate of twelve percent per annum from date of funding. The lender has the option to purchase up to 28,333 shares of common stock in the Company at a price of $6.00 per share on or before May 19, 1998. The Company is currently in default on $99,881 of principal amount of the loan but believes it will be able to settle this matter with the holder on mutually agreeable terms.

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

                       ELECTRONIC TRANSMISSION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCING ACTIVITIES CONTINUED

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

NOTE 8 - BOARD OF DIRECTORS

Effective June 1, 1997, Rick Snyder, Director of the Company, resigned to pursue other business interests. The resignation was not a result of any dispute or disagreement between Mr. Snyder and the Company. Mr. Dennis Barnes was elected Director until the next annual stockholder's meeting.

On May 7, 1998, Steven K. Arnold agreed to serve as a consultant to the Company on an interim basis pending his formal election by the Board of Directors as Chairman of the Board and Chief Executive Officer of the Company. Effective on May 28, 1998, Mr. Arnold was elected Chairman of the Board and Chief Executive Officer of the Company. Mr. Goforth, who was serving as the Company's interim Chairman of the Board and Chief Executive Officer, continues to serve as the Company's Chief Financial Officer, but resigned as a director of the Company effective May 28, 1998.

                       ELECTRONIC TRANSMISSION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - SUBSEQUENT EVENTS

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

         The  Company's   registration  statement  on  Form  SB-2  was  declared
effective on August 12, 1998. The registration statement registered 642,968 shares of Common Stock for certain investors.

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

         The Company has not generated sufficient revenues during its limited operating history to repay its outstanding indebtedness, pay its existing trade accounts, fund its ongoing operating expenses or service development activities. At June 30, 1998, the Company had cash and cash equivalents of approximately $271,432 and a working capital deficit of approximately $749,452.

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

Results of Operations of The Company
Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

         Revenues. Revenues from automation services totaled $530,741 and $693,533 for the six months ended June 30, 1998 and 1997, respectively. Revenues from repricing totaled $864,026 and $531,267 for the six months ended June 30, 1998 and 1997, respectively. The TPA division generated revenues of $393,178 for the six months ended June 30, 1998.

         Cost of Revenues. Costs of automation services totaled $348,463 and $385,831 for the six months ended June 30, 1998 and 1997, respectively. The costs for the six months of 1998 were comprised of $220,395 in data entry personnel, $94,672 in imaging fees and $18,322 for communication expenses. In the six months of 1997, these costs consisted of $228,618 in data entry personnel, $129,118 in imaging fees and $18,135 in communication expenses. Costs of repricing services were largely made up of $353,439 and $207,434 in third party network fees for the six months ended June 30, 1998 and 1997, respectively. Costs of TPA services for the six months ended June 30, 1998 were $38,089. No TPA services were provided by the Company during the comparable period in fiscal 1997.

         Gross Profit. Gross profit for the six months ended June 30, 1998 was $1,033,259 as compared to $601,608 for the six months ended June 30, 1997. The gross profit margin for the six months ended June 30, 1998 was 58% versus 49% for 1997.

         Other Expenses. Selling, general and administrative costs decreased to $1,272,969 for the six months ended June 30, 1998, compared to $1,861,156 for the six months ended June 30, 1997. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the six months ended June 30, 1998, total personnel costs were $925,930, total rent costs were $152,700, total telephone costs were $70,159 and total professional fees were $51,982. For the six months ended June 30, 1997, total personnel costs were $1,342,727, total rent costs were $86,747, total telephone costs were $32,101 and total professional fees were $270,287. Professional fees were incurred primarily due to the preparation and filing of a registration statement, year-end audit and general corporate matters.

     Net interest expense was $18,234 for the six months ended June 30, 1998 compared to $21,009 for the six months ended June 30, 1997.

         Net Loss. The Company incurred a net loss of $1,361,972 and $403,100 for the six months ended June 30, 1997 and 1998, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

         Revenues. Revenues from automation services totaled $276,289 and $380,759 for the quarters ended June 30, 1998 and 1997, respectively. Revenues from repricing totaled $347,194 and $531,267 for the three months ended June 30, 1998 and 1997, respectively. The TPA division generated revenues of $193,451 for the second quarter of 1998.

         Cost of Revenues. Costs of automation services totaled $159,636 and $214,857 for the quarters ended June 30, 1998 and 1997, respectively. The costs for the second quarter of 1998 were comprised of $105,783 in data entry personnel, $45,157 in imaging fees and $8,563 for communication expenses. In the second quarter of 1997, these costs consisted of $128,803 in data entry personnel, $68,345 in imaging fees and $9,017 in communication expenses. Costs of repricing services were largely made up of $131,836 and $207,434 in third party network fees for the quarters ended June 30, 1998 and 1997, respectively. Costs of TPA services for the quarter ended June 30, 1998 were $19,045. No TPA services were provided by the Company during the comparable period in fiscal 1997.

         Gross Profit. Gross profit for the quarter ended June 30, 1998 was $505,822 as compared to $473,572 for the quarter ended June 30, 1997. The gross profit margin for the quarter ended June 30, 1998 was 62% versus 52% for 1997.

         Other Expenses. Selling, general and administrative costs decreased to $578,859 for the quarter ended June 30, 1998, compared to $1,097,429 for the quarter ended June 30, 1997. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the quarter ended June 30, 1998, total personnel costs were $393,027, total rent costs were $108,025, total telephone costs were $29,253 and total professional fees were $43,986. For the quarter ended June 30, 1997, total personnel costs were $885,857, total rent costs were $43,383, total telephone costs were $20,095 and total professional fees were $71,234. Professional fees were incurred primarily due to the preparation and filing of a registration statement, year-end audit and general corporate matters.

     Net interest expense was $9,564 for the quarter ended June 30, 1998 compared to $13,803 for the quarter ended June 30, 1997.

         Net Loss. The Company incurred a net loss of $675,481 and $169,954 for the quarters ended June 30, 1997 and 1998, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

         Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. Cash and cash equivalents at June 30, 1998 were $271,432, and the Company had a working capital deficit of $749,452. The Company has a note payable in the amount of $99,881 bearing interest at 12% per annum. Payments of $7,553 including interest are due monthly, with the remaining balance plus interest due upon maturity on May 19, 1998. The note is collateralized by an option to purchase 28,333 shares of Common Stock at $6.00 per share. The Company is in default on this obligation, but is presently in negotiations with the lender to restructure the terms of the afore-referenced obligation. A subordinated convertible debenture of $100,000 payable to a corporation was issued in 1997. The debenture bears an interest rate of 12% per annum, payable semi-annually with principal due upon maturity at May 12, 1998. The debenture is convertible at $5.00 per common share including principal and accrued interest. The Company is presently in default on this obligation but believes it will be able to settle this matter with the debenture holder on mutually acceptable terms.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The lawsuit filed on April 20, 1998 by Ann C. McDearmon is still pending and no disclosure has been required since the filing of the March 31, 1998 10-QSB.

ITEM 2.  CHANGES IN SECURITIES

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Financial Statements and Exhibits                                                    Page
                                                                                           ----

         1. Financial Statements. The following financial statements are submitted as a part of this report:

         Balance Sheet - June 30, 1998....................................................   1

         Statements of Operations - Three Months Ended June 30, 1998 and 1997
         and Six Months Ended June 30, 1998 and 1997......................................   2

         Statements of Cash Flows - Three Months Ended June 30, 1998 and 1997
         and Six Months Ended June 30, 1998 and 1997......................................   3

         Notes to Financial Statements....................................................   5

2.       Exhibits

         Financial Data Schedule

(b)      Reports on Form 8-K.

         On June 10, 1998, the Company filed a Corrective Report on Form 8-K for the purpose of reporting that Steven K. Arnold agreed to serve as a consultant to the Company on an interim basis pending his formal election by the Board of Directors as Chairman of the Board and Chief Executive Officer of the Company. Effective on May 28, 1998, Mr. Arnold was elected Chairman of the Board and Chief Executive Officer of the Company.

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

         ELECTRONIC TRANSMISSION CORPORATION

         Signature                      Title                    Date
         ---------                      -----                    ----

    /s/   Steve K. Arnold     Chairman, Chief Executive          August 18, 1998
-------------------------
Steve K. Arnold                  Officer, and Director
                                   (Principal Executive Officer)


  /s/   Louann C. Smith           Controller (Principal          August 18, 1998
------------------------
      Louann C. Smith                     Accounting Officer)