Form 10QSB
period 1998-09-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 1998-11-16
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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



         As of November 13, 1998, 3,694,423 shares of the issuer's Common Stock were outstanding.

                       ELECTRONIC TRANSMISSION CORPORATION
                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                            September 30,
                                                                1998
                                                            -------------
Current Assets:
    Cash and cash equivalents                               $   126,470
    Accounts receivable, Trade                                  428,875
    Note receivable                                              16,415
    Capital lease receivable                                      7,192
    Prepaid assets                                              118,597
                                                            -----------
       Total Current Assets                                     697,549
                                                            -----------

Property and Equipment, net                                     705,745
                                                            -----------

Other Assets                                                      6,750
                                                            -----------
Total Assets                                                $ 1,410,044
                                                            ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities                $ 1,091,308
    Notes payable and convertible debentures                    478,491
    Current portion, capital lease obligations                   76,414
                                                            -----------
          Total Current Liabilities                           1,646,213

Long-term capital lease obligations                              30,630
                                                            -----------
       Total Liabilities                                      1,676,843
                                                            -----------

Stockholders' equity:
     Preferred stock, $1 par value,
         2,000,000 shares authorized;
         no shares issued and outstanding                          --
     Common stock, $.001 par value,
         20,000,000 shares authorized;
         3,694,423 shares issued and outstanding                  3,694
     Additional paid-in-capital                               7,515,151
     Accumulated deficit                                     (7,785,644)
                                                            -----------
         Total Stockholders' Equity                            (266,799)
                                                            -----------

Total Liabilities & Stockholders' Equity                    $ 1,410,044

                                                           ===========



                      ELECTRONIC TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                             ----------------------------  ---------------------------
                                                                1997           1998           1997           1998
                                                             -----------    -----------    -----------    -----------

Service revenues                                             $ 1,002,169    $   722,962    $ 2,226,969    $ 2,510,907
                                                             -----------    -----------    -----------    -----------


Costs and Expenses:
    Costs of revenues                                        $   304,012    $   321,731    $   927,204    $ 1,076,416
    Selling, general and administrative                          712,187        576,982      2,550,092      1,908,149
    Depreciation and amortization                                 64,737         99,315        169,550        265,897
                                                             -----------    -----------    -----------    -----------

       Total Costs and Expenses                                1,080,936        998,028      3,646,846      3,250,462
                                                             -----------    -----------    -----------    -----------

Loss from operations                                             (78,767)      (275,066)    (1,419,877)      (739,555)

Other Income (Expense):
    Interest expense, net                                        (31,954)       (28,794)       (55,206)       (50,219)
    Other income                                                   1,161            612          3,550         83,426
                                                             -----------    -----------    -----------    -----------
       Total Other Income                                        (30,793)       (28,182)       (51,656)        33,207
                                                             -----------    -----------    -----------    -----------

Net loss                                                     $  (109,560)   $  (303,248)   $(1,471,533)   $  (706,348)
                                                             ===========    ===========    ===========    ===========


Loss per common share:
    Basic                                                    $     (0.04)   $     (0.11)   $     (0.49)   $     (0.28)
                                                             ===========    ===========    ===========    ===========
    Diluted                                                  $     (0.04)   $     (0.20)   $     (0.49)   $     (0.47)
                                                             ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
    Basic                                                      2,971,172      2,556,054      2,971,172      2,556,054
                                                             ===========    ===========    ===========    ===========
    Diluted                                                    2,971,172      1,490,410      2,971,172      1,490,410
                                                             ===========    ===========    ===========    ===========





                      ELECTRONIC TRANSMISSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Three Months Ended Sept.30,  Nine Months Ended Sept. 30,
                                                  ---------------------------  ---------------------------
                                                    1997           1998           1997           1998
                                                 ------------   ------------   ------------   ------------

Cash Flows from Operations:
    Net loss                                     $  (109,560)   $  (303,248)   $(1,471,533)   $  (706,348)
Adjustments to Reconcile Net Loss
    to Net Cash Provided (Used)
    by Operations:
       Non-cash issuance of common
         stock for services rendered                    --             --          400,000           --
       Non-cash compensation from
         stock options                                  --             --          321,220           --
     Depreciation and amortization                    64,737         99,315        169,550        265,897
     (Increase) decrease in
           accounts receivable                       227,279        (50,209)       (31,143)       153,700
     (Increase) decrease in employee
          advances                                    (1,249)         3,966         18,690          1,686
     Increase in advances
          to stockholders                               --             --         (323,312)          --
       (Increase) decrease in prepaid expenses       (23,751)        32,170        (24,911)       (96,460)
       (Increase) decrease in deposits
          and other assets                              --             (315)         2,067        (12,200)
       Increase in accounts payable                  471,682         92,989        557,032        212,852
       Increase (decrease) in accrued
          expenses                                  (174,937)       (25,551)        81,619       (502,609)
       Increase in client deposit                       --             --           75,531           --
       Increase (decrease) in accrued
           payroll and taxes                            --           11,500       (119,924)       (52,107)
                                                 -----------    -----------    -----------    -----------
      Net Cash Provided by (Used in)
           Operations                                454,201       (139,383)      (345,114)      (735,589)
                                                 -----------    -----------    -----------    -----------

Cash Flows from Investing Activities:
Purchases of furniture and equipment                (489,937)        (7,978)      (575,410)      (104,232)
Proceeds on capital lease receivable                   6,350          7,015         18,585         20,531
                                                 -----------    -----------    -----------    -----------
Net Cash Used in Investing Activities               (483,587)          (963)      (556,825)       (83,701)
                                                 -----------    -----------    -----------    -----------




                      ELECTRONIC TRANSMISSION CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                       Three Months Ended Sept. 30,     Nine  Months Ended Sept. 30,
                                       ----------------------------     ----------------------------
                                         1997         1998                 1997         1998
                                       ----------    ---------          -----------    ---------

Cash Flows from Financing Activities:
Proceeds from issuance of common           52,113       15,000               52,171      152,642
    Stock
Capital Contribution                         --           --                721,537         --
Proceeds from capital lease                  --           --                   --         37,495
Proceeds from note payable                 32,000       38,507              202,000      348,340
Proceeds from issuance of debentures         --           --                150,000         --
Conversion of debenture to equity         (50,000)        --                (50,000)        --
Principal payments on note payable        (20,511)     (55,820)             (27,213)    (119,821)
Payments on capital leases payable        (25,583)      (2,303)             (55,255)     (21,461)
                                        ---------    ---------            ---------    ---------
Net Cash Provided by (Used in)
       Financing Activities               (11,981)      (4,616)             993,240      397,195
                                        ---------    ---------            ---------    ---------

Net increase (decrease) in cash           (41,367)    (144,962)              91,301     (422,095)
Cash, beginning of period                 182,793      271,432               50,125      548,565
                                        ---------    ---------            ---------    ---------
Cash, end of period                     $ 141,426    $ 126,470            $ 141,426    $ 126,470
                                        =========    =========            =========    =========



                      ELECTRONIC TRANSMISSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

During interim periods, the Company follows the accounting policies set forth in its audited financial statements. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Company's Annual Report on Form 10-KSB/A when reviewing the interim financial results presented herein.

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




                      ELECTRONIC TRANSMISSION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - OFFICE FURNITURE AND EQUIPMENT
---------------------------------------

The following is a summary of office furniture and equipment:
                                                                               Sept. 30,
                                                                                  1998
                                                                            -------------

                  Furniture                                                 $     106,111
                  Computer & Office Equipment                                     678,105
                  Computer Software                                               578,561
                  Leasehold Improvements                                           16,562
                                                                            -------------
                                                                                1,379,339
                  Less:  accumulated depreciation                                (673,594)
                                                                            -------------
                                                                            $     705,745
                                                                            =============

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

The following is a summary of accounts payable and accrued liabilities:

                                                                               Sept. 30,
                                                                                 1998
                                                                            -------------
                  Accounts payable                                          $     650,299
                  Accrued expenses:
                     Computer software acquisition costs                           51,838
                     Legal and professional                                         5,000
                     Other                                                        120,838
                  Accrued payroll and taxes                                       263,333
                                                                            -------------
                                                                            $   1,091,308
                                                                            =============


NOTE 5 - FINANCING ACTIVITIES
-----------------------------

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

                      ELECTRONIC TRANSMISSION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - FINANCING ACTIVITIES CONTINUED
---------------------------------------

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

In early July 1998, the Company executed a promissory note payable to an unaffiliated third party in the principal amount of $20,000. The note is due and payable six months from the execution date. The holder of the note is entitled to receive an aggregate of 5,000 shares of Common Stock in lieu of receipt of cash interest on the principal amount of the respective obligation. The obligation to the note holder is secured by all of the assets of the Company. The outstanding principal balance of the note is convertible at any time prior to the maturity thereof into shares of Common Stock at the rate of one share of Common Stock for every $2.00 of principal converted.

The Company has successfully renegotiated a note payable in the amount of $99,881 bearing interest as 12% per annum. Effective September 1, 1998 the note payable balance plus accrued interest totaling $114,281 were rolled into the new note. The note bears interest at 12% per annum with repayment of one half of the amount (including interest on the other half) over one year at $5,648.31 per month. The remaining half will be repaid with a balloon payment of $57,141 on September 1, 1999. The stock option plan was also replaced with a new plan of 50,000 share of common stock at a price of $1.00 per share with an expiration date of September 1, 1999.

A subordinated convertible debenture of $100,000 payable to a corporation was issued in 1997. The debenture bears an interest rate of 12% per annum, payable semi-annually with principal due upon maturity at May 12, 1998. The debenture is convertible at $5.00 per common share including principal and interest. The Company was in default, however, it successfully renegotiated the terms of the debenture and effective September 30, 1998 the debenture amount plus accrued interest totaled $111,435. The debenture bears an interest rate of 12% per annum with repayment of one half of the amount (including interest on the other half) over one year at $5,507.64 per month. The remaining half will be repaid with a balloon payment of $55,717 on October 1, 1999. The debenture holder may convert the debt to equity at any time at varying rates of $1.00 per share to $2.00 per share.

                      ELECTRONIC TRANSMISSION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - SUBSEQUENT EVENTS
--------------------------

On October 5, 1998, Steven K. Arnold resigned as Chairman of the Board and Chief Executive Officer of the Company. He will remain on the Board of Directors and serve as a consultant. Effective October 5, 1998, Robert Fortier was elected Chief Executive Officer and President of the Company.

The Company was in default of its leasing agreement with Ironwood Leasing, Ltd. The leasing agreement was successfully renegotiated in October 1998.

W. Mack Goforth, the Company's Chief Financial Officer, was terminated for cause in accordance with his employment agreement with the Company effective October 19, 1998.

A long-term claims processing and repricing contract was executed with Wal-Mart Stores, Inc. It is effective October 1, 1998 and will expire in two years. In addition, the third party administrator, reSource Partners, for Bordens, Inc., signed a long-term claims processing and repricing contract with the Company. It is effective October 28, 1998 and will expire in two years.

It was determined by the Board of Directors that effective December 31, 1998, ETC Administrative Services, a wholly owned subsidiary of the Company, will cease its operations.

An Amended Letter of Intent was signed with Health Plan Initiatives, Inc. ("HPI") on October 5, 1998. The terms are being negotiated for a merger/acquisition to take place within the next few months. Robert Fortier is the President of HPI.

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB/A. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company.

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

         The Company has not generated sufficient revenues during its limited operating history to repay its outstanding indebtedness, pay its existing trade accounts, fund its ongoing operating expenses or service development activities. At September 30, 1998, the Company had cash and cash equivalents of approximately $126,470 and a working capital deficit of approximately $948,664.

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

         In fiscal 1996 and 1997, Wal-Mart accounted for approximately 64% and 56% of the Company's revenues, respectively. The Wal-Mart contract expired in September 1998. The Company successfully negotiated a renewal of this agreement. Effective October 1, 1998, a two year contract was signed for the Company's claims processing and repricing services. In addition to the Wal-Mart long-term contract, the Company entered into a long-term claims processing and repricing contract with the third party administrator, reSource Partners for Bordens, Inc., effective October 28, 1998.

         At September 30, 1998, the Company had eight clients including self-insured companies and medical provider networks. The Company experienced a reduction in the number of clients it served as a result of the decision to no longer provide worker's compensation claims processing services and the loss of certain network repricing clients. The Company expended considerable effort and resources, including hiring personnel with extensive experience in paying medical claims, to develop its current work flow process. Additional resources were devoted to (i) defining the exact services that were needed by the market segment and (ii) developing, testing and ultimately implementing these services. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may find from time to time.

Results of Operations of The Company
Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

         Revenues. Revenues from automation services totaled $776,181 and $1,079,320 for the nine months ended September 30, 1998 and 1997, respectively. Revenues from repricing totaled $1,225,723 and $1,114,545 for the nine months ended September 30, 1998 and 1997, respectively. The TPA division generated revenues of $509,004 for the nine months ended September 30, 1998.

         Cost of Revenues. Costs of automation services totaled $504,798 and $613,889 for the nine months ended September 30, 1998 and 1997, respectively. The costs for the nine months of 1998 were comprised of $311,297 in data entry personnel, $132,833 in imaging fees and $33,233 for communication expenses. In the nine months of 1997, these costs consisted of $331,898 in data entry personnel, $189,621 in imaging fees and $32,968 in communication expenses. Costs of repricing services were largely made up of $514,486 and $313,315 in third party network fees for the nine months ended September 30, 1998 and 1997, respectively. Costs of TPA services for the nine months ended September 30, 1998 were $57,133. No TPA services were provided by the Company during the comparable period in fiscal 1997.

         Gross Profit. Gross profit for the nine months ended September 30, 1998 was $1,434,491 as compared to $1,299,765 for the nine months ended September 30, 1997. The gross profit margin for the nine months ended September 30, 1998 was 57% versus 58% for 1997.

         Other Expenses. Selling, general and administrative costs decreased to $1,908,149 for the nine months ended September 30, 1998, compared to $2,550,092 for the nine months ended September 30, 1997. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the nine months ended September 30, 1998, total personnel costs were $1,091,170, total rent costs were $149,854, total telephone costs were $95,216 and total professional fees were $138,035. For the nine months ended September 30, 1997, total personnel costs were $1,083,661, total rent costs were $129,646, total telephone costs were $59,280 and total professional fees were $303,850. Professional fees were incurred primarily due to the preparation and filing of a registration statement, year-end audit and general corporate matters.

         Net interest expense was $50,219 for the nine months ended September 30, 1998 compared to $55,206 for the nine months ended September 30, 1997.

         Net Loss. The Company incurred a net loss of $1,471,533 and $706,348 for the nine months ended September 30, 1997 and 1998, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

         Revenues. Revenues from automation services totaled $235,954 and $385,786 for the quarters ended September 30, 1998 and 1997, respectively. Revenues from repricing totaled $305,735 and $583,280 for the three months ended September 30, 1998 and 1997, respectively. The TPA division generated revenues of $181,272 for the third quarter of 1998.

         Cost of Revenues. Costs of automation services totaled $142,014 and $198,130 for the quarters ended September 30, 1998 and 1997, respectively. The costs for the third quarter of 1998 were comprised of $89,602 in data entry personnel, $38,161 in imaging fees and $9,855 for communication expenses. In the third quarter of 1997, these costs consisted of $103,280 in data entry personnel, $60,502 in imaging fees and $13,764 in communication expenses. Costs of repricing services were largely made up of $160,672 and $105,881 in third party network fees for the quarters ended September 30, 1998 and 1997, respectively. Costs of TPA services for the quarter ended September 30, 1998 were $19,045. No TPA services were provided by the Company during the comparable period in fiscal 1997.

         Gross Profit. Gross profit for the quarter ended September 30, 1998 was $401,231 as compared to $698,157 for the quarter ended September 30, 1997. The gross profit margin for the quarter ended September 30, 1998 was 56% versus 70% for 1997.

         Other Expenses. Selling, general and administrative costs decreased to $576,982 for the quarter ended September 30, 1998, compared to $712,187 for the quarter ended September 30, 1997. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the quarter ended September 30, 1998, total personnel costs were $325,325, total rent costs were $29,511, total telephone costs were $25,057 and total professional fees were $86,062. For the quarter ended September 30, 1997, total personnel costs were $450,520, total rent costs were $42,899, total telephone costs were $27,179 and total professional fees were $33,563. Professional fees were incurred primarily due to the preparation and filing of a registration statement, year-end audit and general corporate matters.

         Net interest expense was $28,794 for the quarter ended September 30, 1998 compared to $31,954 for the quarter ended September 30, 1997.

         Net Loss. The Company incurred a net loss of $109,560 and $303,248 for the quarters ended September 30, 1997 and 1998, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

         Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. Cash and cash equivalents at September 30, 1998 were $126,470, and the Company had a working capital deficit of $948,664. The Company has a note payable in the amount of $99,881 bearing interest at 12% per annum. Payments of $7,553 including interest are due monthly, with the remaining balance plus interest due upon maturity on May 19, 1998. The note is collateralized by an option to purchase 28,333 shares of Common Stock at $6.00 per share. The Company successfully renegotiated new terms for this afore-referenced obligation. A subordinated convertible debenture of $100,000 payable to a corporation was issued in 1997. The debenture bears an interest rate of 12% per annum, payable semi-annually with principal due upon maturity at May 12, 1998. The debenture is convertible at $5.00 per common share including principal and accrued interest. The Company successfully renegotiated this obligation.

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

         The Company's independent auditors have included a paragraph in their report to the Company's Board of Directors and stockholders which states that the Company's loss from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. The Company is currently reviewing its cost structure and has implemented a strategy for reducing the fixed cost portion of its infrastructure, which included a reduction in personnel costs and rental expenditures. The Company also intends to increase its current sales force by entering into marketing agreements with certain consultants to provide additional clients and increase revenues. As of the date of this report, the Company has not entered into any such consulting agreements. Additionally, software improvements have been implemented that management believes will enhance productivity. The Company has no planned material working capital expenditures over the next 12-month period. The Company believes that by continuing to reduce the fixed costs associated with its infrastructure, through capital raised from private debt or equity financings and through implementation of its marketing strategy it may be able to satisfy its cash requirements for the next 12 months. However, there can be no assurances given that any liquidity sources can be found or that working capital will be provided from improved operations to satisfy the Company's cash requirements for this period.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     The lawsuit filed on April 20, 1998 by Ann C. McDearmon is still pending and no disclosure has been required since the filing of the March 31, 1998 10-QSB.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)  Financial Statements and Exhibits                                                      Page
     ---------------------------------                                                      ----

     1. Financial Statements. The following financial statements are submitted as a part of this report:

     Balance Sheet - September 30, 1998.............................................        1

     Statements of  Operations - Three Months Ended  September 30, 1998 and 1997
     and Nine Months Ended September 30, 1998 and 1997..............................        2

     Statements of Cash Flows - Three Months Ended September 30, 1998 and 1997
     and Nine Months Ended September 30, 1998 and 1997..............................        3

     Notes to Financial Statements..................................................        5




     2. Exhibits
        --------


        Financial Data Schedule

(b)     Reports on Form 8-K.

        None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ELECTRONIC TRANSMISSION CORPORATION

         Signature                     Title                          Date


    /s/   Robert Fortier         Chief Executive Officer,      November 16, 1998
------------------------         President and Director
          Robert Fortier         (Principal Executive Officer)



  /s/   Louann C. Smith          Controller (Principal         November 16, 1998
------------------------         Accounting Officer)
      Louann C. Smith