Form 10KSB40
period 1998-12-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 1999-04-15
CIK 1017586

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10 - KSB
                                ----------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                           Commission File No. 22135

                      ELECTRONIC TRANSMISSION CORPORATION

                 (Name of Small Business Issuer in Its Charter)

          Delaware                      0-22135                 75-2578619
(State or other jurisdiction    (Commission File Number)      (IRS Employer
      of incorporation)                                     Identification No.)

         5025 Arapaho Road
             Suite 501
           Dallas, Texas                                        75248
(Address of principal executive offices)                      (ZIP Code)

                                 (972) 980-0900
              (Registrant's telephone number, including area code)

                            ------------------------

      Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.001 par value per share
                                (Title of Class)

                           -------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its fiscal year ended on December 31, 1998 were $2,467,010.

          As of March 27, 1999, 8,464,330 of the issuer's common stock were outstanding.

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer, computed by reference to the average bid and asked prices of such common stock on March 27, 1998, was $0.47 and $0.63, respectively.

          Documents Incorporated By Reference

          No documents, other than certain exhibits, have been incorporated by reference in this report.

ITEM 1. DESCRIPTION OF BUSINESS.

Organization

          Electronic Transmission Corporation, a Delaware corporation (the "Company")is the surviving entity of the merger (the "Merger") of Electronic Transmission Corporation, a Texas corporation ("ETC-Texas") into ETC Transaction Corporation, a Canadian corporation ("ETC-Canada") as continued into the state of Delaware, during the first quarter of 1997. ETC-Texas was organized in December 1994. ETC-Canada was originally incorporated as Solo Petroleums Ltd. ("Solo") in September 1986. ETC-Canada was inactive from 1992 until late 1995 when it reorganized its affairs in preparation of the Merger. In March 1996, Solo changed its name to ETC-Canada and effected a one-for-five consolidation of capital of the outstanding shares of common stock to facilitate the effectiveness of the Merger.

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

General

          The Company is in the business of providing process and systems solutions to the non-provider sector of the health care industry. Process solutions are automated through a broad range of application and data base information systems. Information systems include software solutions developed by the Company and are proprietary in nature. The Company believes that its software and process solutions provide state-of-the-art methodology and technology to its customers. In order to provide the process solutions, the Company contracts with health care payors, self-insured companies and other payors, such as third party administrators ("TPAs"), for automation and electronic data interchange ("EDI") services. The Company also contracts with various health care provider networks, through its Electra-Net division, to provide cost containment services to its clients. During 1998, the Company performed TPA services through ETC Administrative Services, a Texas corporation ("ETC Services"), its wholly owned subsidiary.

          The Company's revenues are generated by different methods for each segment of its business. The Company is paid a set price for scanning and automating each health care provider claim. Additionally, the Company is paid a specific percentage of the "savings" generated by its re-pricing activities. TPA services were charged on a set price for each customer employee that is serviced by the Company.

          The Company ceased its performance of TPA services effective December 31, 1998.

Recent Financings

          On December 17, 1997, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. (collectively, the "Investors") obtained the right to purchase up to an aggregate of 3,000,000 shares of common stock, par value $.001 per share (the "Common Stock"), for total consideration of $1,500,000 or $0.50 per share. The Purchase Agreement called for the sale and purchase of the available shares to occur in two tranches. On December 17, 1997, the Investors purchased an aggregate of 2,447,719 shares of Common Stock, for total cash consideration of $1,223,859.50. The Investors did not purchase the remaining 552,281 shares of Common Stock (the "Second Closing").

          The Second Closing was contingent in part upon the Company's ability to effect amendments to its Certificate of Incorporation for the purposes of
(i) increasing its authorized Common Stock from 15,000,000 to 20,000,000 shares and (ii) undertaking a reverse stock split (the "Reverse Stock Split") whereby every four shares of outstanding Common Stock was exchanged for one share of Common Stock (the foregoing amendments to the Certificate of Incorporation being collectively referred to herein as the "Amendments"). A special meeting of stockholders was held on February 25, 1998, at which time the Amendments were approved by the requisite vote of the Company's stockholders. The Certificate of Amendment increasing the authorized Common Stock to 20,000,000 shares was filed with the State of Delaware on February 27, 1998. The Reverse Stock Split was accomplished effective July 1, 1998.

          In March, 1999, Special Situations was issued an additional 651,751 shares of common stock in exchange for a forbearance agreement and the termination of purchase rights for additional shares owed under the Purchase Agreement.

          In June 1998, the Company issued 440,000 shares of its common stock (adjusted to 110,000 post-split shares) for a consideration of $110,000 in cash. Additionally, the Company procured loans in the amount of $170,000.00 in the form of a convertible debenture due on dates from December 31, 1998, until January 7, 1999, with one share of pre-split common stock being issued for each dollar loaned in lieu of interest. The creditors converted all of the principal from these loans to equity by converting the debt into 480,000 shares of common stock.

          In December, 1998, the Company arranged a $500,000.00 line of credit through Compass Bank. The line of credit was obtained through the use of letters of credit and a guarantee provided by two individuals. The Company issued 250,000 shares of common stock to the two individuals as consideration for their guarantees.

Acquisition

          In September, 1998, the Company entered into a letter of intent with Health Plan Initiatives, Inc. ("HPI"), a Texas corporation, for the Company to acquire HPI. The letter of intent was supplemented with an amendment dated October 5, 1998. The acquisition was closed effective January 31, 1999, by the Company issuing 3,538,306 shares of unregistered common stock in exchange for all of the outstanding shares of HPI. The acquisition was accomplished through the merger of the Company's wholly owned subsidiary ETC Acquisition Corporation with and into HPI. Upon consummation of the merger with ETC Acquisition Corporation, HPI became a wholly-owned subsidiary of the Company.

          HPI offers services similar to the Company. The primary business of HPI is health network access and health provider contracting with medical claims repricing capabilities and other services related to the managed care sector of health care delivery. Customers of HPI include health care payors, self-insured companies, third party administrators, preferred provider organizations, and health maintenance organizations.

          HPI was wholly-owned by Robert Fortier, who served as President of HPI until the acquisition. Since the signing of the October 5, 1998, amendment to the letter of intent, Mr. Fortier has also served as President and Chairman of the Board of the Company. As part of the transaction, Mr. Fortier received 3,538,306 shares of unregistered Company common stock, which is 42% of the outstanding common stock of the Company. The relative value of HPI and number of shares as reflected in the October 5, 1998 amendment to the letter of intent was determined by negotiations between the Company board of directors and Robert Fortier.

          Mr. Fortier received certain registration rights associated with the Company shares and entered into a one year employment contract which automatically renews for 2 one-year terms if not otherwise terminated pursuant to the terms of the agreement. As part of his employment agreement, Mr. Fortier also has the right to receive on the date of commencement of the second renewal term, an option to purchase the equivalent of 3% of the outstanding shares of Company common stock calculated on a fully diluted basis, if he remains employed with the Company on the date of grant. The exercise price shall be the average trading price on the date of grant.

Service Areas

         The Company's principal service areas in 1998 included (i) claims automation, (ii) cost containment, and (iii) TPA, each of which is discussed below:

         Claims Automation Services. The Company provides automation services of healthcare claims for (i) self-insured companies that administer their own healthcare plans and pay their own medical claims, (ii) TPAs that administer healthcare plans and pay medical claims for self-insured companies, (iii) PPOs, and (iv) other managed care organizations that offer discounts on medical claims and who reprice those claims to reflect discounts offered by providers to payors. The claims automation process electronically captures and stores electronic images of scanned paper documents. Utilizing its existing work flow process and available imaging technology, the Company processes standardized claim forms by scanning these forms at the client's facility, with the scanned data being transmitted to the Company's imaging center. The two primary sources for the standardized claim forms are from the physicians (HCFA's) and from health care facilities such as clinics and hospitals (UB's). Once received at the Company's imaging center, the data is processed using an optical character recognition process. The Company then stores all available data from the scanned claim forms in proprietary data bases maintained by the Company, manually reviews certain portions of each claim, and transmits the claim information to a medical provider network (including Electra-Net) or to a payor for repricing adjudication and/or payment.

         Medical Provider Network Services. The Company, through its Electra-Net division, provides medical provider network services to its clients. Electra-Net is made up of regional and national networks, PPO's (Physician Provider Organization), PHOs (Physician Hospital Organizations), IPAs (Independent Physician Associations), and other provider groups that have joined with the Company in providing true EDI claims processing in the managed care area. Nationally, the number of provider networks with true EDI capabilities is very small resulting in difficulties for payors looking to reduce costs and streamline their operations. The Company's integrated solution has reduced the time and effort required by payors to process repriced medical claims. Currently Electra-Net has access to over 300,000 provider contracts that can be repriced electronically, making it, what management believes to be, one of the broadest coverage networks in the country.

Third Party Administration.

         As a full service TPA, the Company, through ETC Services, offered standard administration services in 1998, including, but not limited to, marketing reinsurance, writing plan documents, processing medical, dental, vision and disability claims and ensuring compliance with federal and state mandates. As of December 31, 1998, the Company discontinued providing TPA services through ETC Services. TPA services through ETC Services was not profitable to the Company and management does not believe discontinuance will have a material adverse effect on the Company's performance or operations going forward. The Company accounted for the operations of ETC Services as a discontinued operation for 1998. Included as part of the loss of discontinued operations is a write-off of certain software purchased by ETC Services amounting to $350,946.

Business Strategy

         The Company's current business strategy is to (i) continue to increase cash flows by extensively marketing its products and services to the non-provider sector of the health care industry, (ii) enhance existing client relationships by offering a broader range of services, and (iii) concentrate research and development activities within a limited number of core areas.

         The following are key components of the Company's product: claims automation; automated medical claims repricing; non-participatory claims negotiation; and network access management and representation.

         Claims automation - In 1997, several billion paper based medical claims were processed in the United States. Prior to the payment of a claim, each paper based claim passed through a minimum of two persons, resulting in more transactions. The Company's proprietary systems and applications eliminate duplication of some of the transactions. Through its scanning, optical character recognition ("OCR") and data management technology, the Company eliminates the multiple handling of paper and information associated with normal claims processing. The Company's customers reduce data entry, data management and warehousing costs by using the Company's products and thereby increasing productivity.

         Automated Medical Claims Repricing - There are over 1800 preferred provider organization (PPO) and other managed care organizations in the United States. Claims payors utilize multiple PPO's in the course of their daily activities. The Company, through its Multiple Application Repricing Systems
(MARS) allow for application of multiple fee schedules in either the single user or multiple user environment. The Company has, either resident in its system or via electronic link, the fee schedules of over 25 managed care organizations. Customers access the fee scheduled through various methods, including the internet, modem, scanner, or diskette. The Company's proprietary software identifies the patient, payor and provider and then applies the appropriate fee schedule based upon integrated data contained within MARS. The result of this application is a seamless submission and transmittal of medical claim transactions.

         The Company is in the process of implementing the MARS technology for use by PPO's to replace their internal repricing engines.

         Non-Participatory provider claims negotiation. The Company, through its wholly owned subsidiary Electra-Net, negotiates a discount from medical providers who do not participate in the PPO networks being accessed by the customer, but who submitted a medical claim to a customer of the Company. Many of these non-participating providers are willing to give a one time discount on the submitted claim in exchange for timely payment of that claim. In exchange for the discount, the client must pay the claim in a timely manner, usually within two weeks. The Company receives a percentage of the savings as compensation for securing the discount.

         Network Access - The Company, through its wholly owned subsidiary HPI, manages for its clients multiple PPO network utilization. HPI negotiates rates on behalf of its clients, manages relationships and selects appropriate networks for multiple location health plans. In providing these services, HPI utilizes the Company's technological resources as well as its data management systems.

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

         Enhanced Marketing Effort. Although the Company has utilized direct marketing efforts to solicit customers in the past, new customers have been generated through referrals from a small number of existing clients. Since the Company's areas of service have grown and been enhanced, the Company will supplement its direct sales force in the future. The sales force will be comprised of employees of the Company and outside sales personnel with whom the Company will have entered into specific marketing agreements. The Company believes that to be successful in the future, it will have to expand the range of existing services, its distribution channels and its sales force. The Company also intends to pursue strategic alliances with other health care claims systems vendors.

         Professional Services. The Company currently provides system and process review and design, installation and integration services to its customers. The Company does not currently charge the customer for these services. As the Company's services become more customized and are expanded, the Company believes that it will be able to generate a revenue stream from this activity.

         Vendors. The Company currently furnishes the customer with an imaging system that is comprised of hardware, software and certain other peripheral devices free of charge. The Company is considering becoming a value added reseller ("VAR") for the components of the imaging system. As a VAR, the Company could be able to enhance its profit margins on the provision of these systems without increasing its cost of sales.

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

Sales and Marketing

         The Company actively markets is services to PPO's, group health insurance companies, worker's compensation insurance companies, third-party administrators and self-insured employers through the Company's direct sales force. The Company creates interest and demand for its products and services primarily through direct contact with potential customers and follow-up marketing literature and information designed to specifically address the client's needs. The Company also participates in managed healthcare conventions and trade shows. The Company intends to initiate an advertising program to enhance name recognition and its reputation in the managed care cost containment industry.

Customers

         The Company markets its processing services primarily to self-insured companies, TPAs and other provider networks or other cost containment companies. The Company's current customer base includes 2 self-insured and self-administered customers, 2 health care provider networks and 4 TPA customers.

         Under the terms of its existing agreement with Wal-Mart, the Company is obligated to provide electronic medical claims processing and repricing services for a term ending on September 30, 1999. Revenues generated from Wal-Mart represented approximately 54% and 74% of the Company's revenues as of December 31, 1997 and 1998 respectively.

Competition

         The non-provider sector of the health care industry is intensely competitive and is characterized by companies that provide both electronic automation and paper processing solutions. There are participants in the industry that provide discount and repricing services in the market currently served by the Company. The Company's competition in the market for electronic claims processing, discount and repricing services and adjudication and payment services is primarily concentrated in certain insurance companies, TPAs and management services organizations which have greater financial and technical resources and longer operating histories than the Company.

         The Company competes on the basis of its specialized knowledge and expertise in the managed healthcare services industry and on its ability to deliver effective services to the customer with a high level of customer satisfaction at a very affordable price. The managed healthcare industry has experienced significant changes in recent years, primarily as a result of rising healthcare costs. The Company will be required to respond to various competitive factors affecting the healthcare industry, including new technologies that may be introduced; general trends relating to demand for healthcare services; and potential regulatory, economic and political factors.

         Management of the Company believes that the Company's competitors, while each providing segments of the services offered by the Company, do not offer the interconnected array of services provided by the Company. The Company believes that it possesses a competitive advantage by offering its claims automation, discounting and repricing services in a format that connects payors, payees and service providers. There can be no assurance that the company will be able to compete successfully.

Intellectual Property, Proprietary Rights, and Licenses

         The Company regards certain features of its products and services as proprietary and relies on a combination of contract, copyright, trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally obtains nondisclosure agreements from its employees and clients and limits access to and distribution of its software, documentation, and other proprietary information. The Company believes that trade secret and copyright protection are less significant than factors such as a the knowledge, ability, and experience of the Company's employees and the timeliness and quality of the services they provide. The Company has aggressively pursued suspected infringement of its proprietary rights.

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

Employees

         As of March 27, 1999, the Company had 30 full-time employees and no part-time employees. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

Risk Factors

         Accumulated Deficit and Independent Accountants' Report Referring to Going Concern Uncertainties. Since inception, the Company has incurred losses from operations, and as of December 31, 1998 the Company had an accumulated deficit of $8,122,405. This history of recurring losses indicates that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing or capital and ultimately to attain profitable operations. The Company's independent accountants, in their report regarding the Company's financial statements for the fiscal year ended December 31, 1998, stated that since the Company had a history of losses since inception and had a significant working capital deficit, doubt existed as to the Company's ability to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operation."

         Working Capital Deficit; Lack of Liquidity and Capital Resources. As of December 31, 1998, the Company had total current assets of $361,699 and total current liabilities of $886,552 resulting in a working capital deficit of $524,853. The ability of the Company to sustain its working capital, and to obtain the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon: (i) improving claims processing operations through cost reductions and increased market penetration; (ii) entering into long-term claims processing contracts with self-insured companies and management services organizations; (iii) successful development and marketing of its claims repricing and successful expansion of its existing service components; and (iv) its ability to link the various medical claims processing activities of payees and payors. Even if the Company achieves some success with its operational strategy, there can be no assurance that it will be able to generate sufficient revenues to sustain its working capital and have funds available for growth. To achieve all of its objectives, the Company may be required to raise additional working capital in the short term by issuing debt and/or equity securities. If the Company is unable to raise additional capital as needed, it could be forced to limit its expansion plans. See "Management's Discussion and Analysis or Plan of Operation".

         Possibility of Continued Losses. The Company incurred losses of $2,101,820 for the fiscal year ended December 31, 1997 and $1,043,108 for the fiscal year ended December 31, 1998. In addition to the historical losses, the Company expects to have continued losses in the short term. See "Management's Discussion and Analysis or Plan of Operation".

         Dependence on Quality of Claims Processing. Substantially all of the Company's revenues are currently derived from providing process and systems solutions to the non-provider sector of the health care industry. There can be no assurances that processing methodology will meet the demands of the marketplace in the future. The Company's future success and financial performance will depend in part upon its ability to provide an expanding product line that will meet the functionality required by its customers through the linkage of payees, health care cost containment companies and payors of medical claims. There can be no assurance that the Company will successfully implement electronic processing applications that will meet the requirements of health care providers and payors and thereby achieve market acceptance.

         Dependence on Major Clients; Material Contracts. For the 12 months ended December 31, 1998, services provided to Wal-Mart, the Company's largest client, accounted for approximately 74% of revenues. The loss of Wal-Mart as a client would have a materially adverse effect on the Company and its business.

         The Company is a party to a Processing Agreement (the "Processing Agreement") with Imaged Data, Inc. ("IDI") pursuant to which IDI provides electronic claims conversion functions for the Company. Under the terms of the Processing Agreement, IDI can only perform medical claim conversions for the Company or pay the Company 5% of gross revenues generated by IDI as a result of medical claims conversions done for the benefit of third parties. The Processing Agreement is subject to automatic one year renewals with the next renewal to occur in August, 1999. Although the Company currently has a good relationship with IDI and the Company has no reason to believe otherwise, no assurances can be given that IDI will agree to an extension of the term of the Processing Agreement. The loss of IDI's conversion services could have a material adverse effect on the financial condition and results of operations of the Company. The Company is, however, aware of other providers of services similar to those performed by IDI, but no assurance can be given that such services could be contracted for on mutually acceptable terms.

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

         Dependence on Key Personnel. The Company is dependent upon the efforts and ability of Robert Fortier, Chairman of the Board and Chief Executive Officer and Timothy P. Powell, Executive Vice President - Data Services. The loss of the services of either of these individuals could have a materially adverse effect on the Company. Each of the foregoing has entered into employment and non-competition agreements with the Company. In addition, the Company's future
                                     -11-
growth will be dependent to a significant degree upon its ability to attract and retain additional skilled management personnel.

         Conflicts of Interest. Certain officers, directors and related parties have engaged in business transactions with the Company. The Company has entered into consulting, marketing and leasing agreements, respectively, with certain of its directors and stockholders. In September, 1998, the Company entered into a letter of intent with HPI for the Company to acquire HPI. The letter of intent was amended October 5, 1998. The acquisition was closed effective January 31, 1999. HPI was wholly-owned by Robert Fortier, who served as president of HPI until the acquisition.

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

         Year 2000 Modifications. The Company is in the process of reviewing, modifying, and testing its computer applications to ensure their functionality with respect to Year 2000 changes. At present, the Company does not anticipate that material incremental costs will be incurred in this process. The Company is also dependent on its contracting medical providers and payor clients to successfully address their respective Year 2000 technology issues in connection with their respective claims processing functions. The Company has not determined whether such providers or clients face Year 2000 problems that if not resolved, may have a material adverse affect on the Company's business or results of operations. Steps are now being taken to inquire with customers and vendors about Year 2000 compliance. All mission critical components of the Company's internal systems have been tested and are Year 2000 compliant. However, if the Company's systems or a significant customer's or vendor's system was not Year 2000 compliant, such consequences could have a material adverse effect on the operations of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company owns no real property. The Company's principal executive office is located in a 5200 square foot office facility in Dallas, Texas. The lease for the Company's offices expires September 30, 2001 and provides for monthly rental payments of $9,968.00. In addition, HPI has 1800 square feet in Hurst, Texas with a lease expiration of May 1, 2000 and monthly rental payments of $2,100.00.

ITEM 3. LEGAL PROCEEDINGS.

         On April 21, 1998, a former employee initiated an action against the Company pending in the 160th Judicial District Court of Dallas County, Texas. The suit alleges a claim for involuntary termination and unpaid compensation due the employee. The Company denies that it terminated the employee or that it owes the employee any additional compensation.

         HPI and Robert Fortier are parties to a suit pending in the 116th Judicial District Court of Dallas County, Texas. The suit was originally brought by A&G Financial Services, Inc. against Medical Claims Solutions, Inc. et al ("MCS") for misappropriation of assets and trade secrets and interference with customers. MCS filed cross-actions against A&G, Robert Fortier, HPI, and others alleging conspiracy to convert customers of MCS. HPI was a vendor for MCS and has filed a counterclaim against MCS for approximately $250,000.00 in past due compensation. HPI and Mr.
Fortier deny all of the allegations that have been made against them.

         On March 10, 1999, the Company filed suit in the 134th Judicial District Court of Dallas County, Texas. The suit is against a former employee for overstatement of negotiated savings while working through Electra-Net. The overstatement resulted in overcompensation of the employee because he was compensated on a percentage of the savings negotiated. The suit seeks recovery of overpayments and other damages.

         Should the Company be required to pay damages as a result of any litigation, the payment of such damage award may have a material adverse effect upon its financial condition and results of operations.

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

                                                     High       Low
                                                     -----     -----
     April 4 - June 30, 1997                         $3.50     $1.25
     July 1 - September 30, 1997                     $1.44     $0.75
     October 1 - December 31, 1997                   $1.13     $0.53
     January 1 - March 31, 1998                      $0.69     $0.38
     April 1 - June 30, 1998                         $0.31     $0.12
     July 1 - September 30, 1998                     $0.25     $0.12
     October 1 - December 1998                       $0.50     $0.06
     January 1, 1999 - March 15, 1999                $0.68     $0.18

Holders.

         As of March 15, 1999, there were approximately 379 holders of the Common Stock.

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

Overview

         The Company is the survivor of the Merger of ETC-Texas into ETC-Canada in the first quarter of 1997. The Company and all of its predecessors received going concern audit opinions for the fiscal years ended December 31, 1995, 1996, 1997, and 1998.

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

         The Company is in the business of providing process and systems solutions to the non-provider sector of the health care industry. Process solutions are automated through a broad range of application and data base information systems. Information systems include software solutions developed by the Company and are proprietary in nature. In order to provide the process solutions, the Company contracts with health care payors, self-insured companies and other payors, such as TPAs, preferred provider organizations, and health maintenance organizations for automation and EDI services. The Company also contracts with various health care provider networks, through its Electra-Net division, to provide cost containment services to its customers.

         In January 1998, the Company, through ETC Services, initiated a TPA component to service its existing clients. Through ETC Services, the Company provided a continuum of services to a self-insured corporate customer beginning with the scanning of the health care provider's claim and concluding with the payment to the health care provider. The Company ceased its TPA component effective December 31, 1998.

         The Company's revenues are generated by different methods for each segment of its business. The Company is paid a set price for scanning and automating each health care provider claim. Additionally, the Company is paid a specific percentage of the "savings" generated by its re-pricing activities. The TPA services were charged on a set price for each customer employee that was serviced by the Company.

         The Company has not generated sufficient revenues during its limited operating history to repay its outstanding indebtedness, pay its existing trade accounts or fund its ongoing operating expenses or service development activities. The Company plans to alleviate its current financial problems through debt reduction, borrowings and increased profits from operations. At December 31, 1998, the Company had cash and cash equivalents of approximately $122,039 and a working capital deficit of approximately $524,853. Management believes that cash, working capital and available credit facilities are sufficient to fund operations of the Company through the close of its fiscal year ending December 31, 1999. Significant additional research and development expenditures are not anticipated at this time.

         At December 31, 1998, the Company had 8 clients including self-insured companies and medical provider networks. The Company expended considerable effort and resources, including hiring personnel with extensive experience in paying medical claims, to develop its current work flow process. Additional resources were devoted to (i) defining the exact services that were needed by the market segment and (ii) developing, testing and ultimately implementing these services. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may find from time to time.

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

         For the fiscal year ended December 31, 1996, fees paid by Wal-Mart for automation services were approximately 64% of total revenues. In fiscal 1997, Wal-Mart accounted for 54% of total revenues, which demonstrated the diversification and growth of the Company's client base during the period.

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

Year Ended December 31, 1998 Compared to 1997

         Revenues. Revenues from automation services totaled $2,467,010 and $3,249,492 for the fiscal years ended December 31, 1998 and 1997, respectively. Revenues for network services totaled $1,418,248 for the fiscal year ended December 31, 1998, compared to $1,811,613 for 1997. The Company's workers' compensation division had no revenues in fiscal 1998, with fiscal 1997 revenues of $174,243.

         For the fiscal year ended December 31, 1997, fees paid by Wal-Mart for automation services were approximately 56% of total revenues. In fiscal 1998, Wal-Mart accounted for 74% of total revenues.

         Cost of Revenues. Cost of revenues totaled $1,300,658 and $1,682,083 for the fiscal years ended December 31, 1998 and 1997, respectively.

         Gross Profit. Gross profit for fiscal 1998 was $1,166,352 as compared to $1,567,409 for fiscal 1997. The gross profit margin for fiscal 1998 was 47.3% verses 48.3% for fiscal 1997.

         Other Expenses. Sales, general and administrative costs decreased to $1,656,125 for the fiscal year ended December 31, 1998, compared to $3,509,125 for the fiscal year ended December 31, 1997. The Company has issued stock options to employees which are considered compensatory. Compensation costs were expensed over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the Common Stock underlying such options on the date of grant over the exercise price thereof. Compensation costs totaling $20,276 and $423,626 was recognized as expense during the fiscal years ended December 31, 1998 and 1997, respectively. During the fiscal years ended December 31, 1998 and 1997, the Company issued 879,100 shares of Common Stock for services for a total expense of $164,105 and 80,000 shares of Common Stock for a total expense of $400,000 respectively.

         Sales, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. Total personnel costs for fiscal 1998 were $1,314,442, rent of $116,695, telephone of $113,467 and professional fees of $108,269. Professional fees were incurred due to the preparation and filing of a registration statement, year-end audit, legal matters and computer consulting.

         Net interest expense increased to $131,301 for the fiscal year ended December 31, 1998 compared to $87,328 for the fiscal year ended December 31, 1997.

         Net Loss. The Company reported a net loss of $1,043,108 for the fiscal year ended December 31, 1998 as compared to a net loss of $2,101,820 for the fiscal year ended December 31, 1997 or ($.27) and ($.96) basic loss per share for fiscal 1998 and fiscal 1997, respectively. For the fiscal years ended December 31, 1998 and 1997, the Company incurred non-cash employee stock compensation expense and stock for consulting services expense totaling $164,105 and $400,000, respectively, as discussed above. Such compensation expenses materially increased the Company's net loss for the referenced periods.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. Cash and cash equivalents at December 31, 1998 were $122,039.

         The Company had previously entered into an agreement with Ironwood Leasing, Ltd. which, among other things, provided for a $500,000 line of credit and included certain options to purchase stock. During 1998, the Company restructured this Agreement which resulted in the termination of the line of credit and the liquidation of the options provision to a fixed number. Ironwood Leasing now holds fully vested options to purchase up to 200,000 shares of common stock at an exercise price of $1.00 per share.

         In June, 1998 the Company received $110,000 in new capital contributions in exchange for 440,000 pre-split shares of Common Stock. Additionally, the Company received loans, with maturity dates between December 31, 1998 and January 7, 1998, in the amount of $170,000 for which it issued 42,500 post-split shares of Common Stock in lieu of interest with certain rights of conversion. As of April 1, 1999, the entire amount of these loans had been converted to equity in exchange for 480,000 shares of Common Stock.

         In December, 1998, the Company arranged a $500,000 line of credit through Compass Bank. The line of credit was obtained through the use of letters of credit and guarantee provided by two individuals. The Company issued 250,000 shares of common stock to the two individuals as consideration for their guarantees.

         The Company's independent auditors have included a paragraph in their report to the Company's Board of Directors and stockholders which states that the Company's loss from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. The Company is currently reviewing its cost structure and accessing a possible reduction in the fixed cost portion of its infrastructure. The Company intends to increase revenues by expanding its customer base and increasing profitability. Additionally, the Company continues to enhance its productivity through software improvements. The Company plans no material working capital expenditures over the next 12-month period. The Company believes that the net proceeds from, the existing liquidity sources and the anticipated working capital provided from improved operations, will satisfy its cash requirements for the next 12 months.

Year 2000 Modifications

         The Company is in the process of reviewing, modifying, and testing its computer applications to ensure their functionality with respect to the Year 2000 changes. At present, the Company does not anticipate that material incremental costs will be incurred in this process. The Company is also dependent on its contracting medical providers and payor clients to successfully address their respective Year 2000 technology issues in connection with their respective claims processing functions. The Company has not determined whether such providers or clients face Year 2000 problems that if not resolved, may have a material adverse affect on the Company's business or results of operations. Steps are now being taken to inquire with customers and vendors about Year 2000 compliance. All mission critical components of the Company's internal systems have been tested and are Year 2000 compliant. However, if the Company's systems or a significant customer's or vendor's system was not Year 2000 compliant, such consequences could have a material adverse effect on the operations of the Company.

Other Matters

         On February 16, 1998, the Board of Directors terminated the Employment Agreement between the Company and L. Cade Havard, its Chief Executive Officer at that time. After the termination, the Company and Mr. Havard entered a period of negotiations to resolve various claims between them. As a result of the negotiations, Mr. Havard returned 462,500 post-split shares of the Company's common stock to the Company and the parties entered into mutual releases.

         Following the termination of Mr. Havard, Mack Goforth was made the interim CEO while the Company undertook a reorganization and restructuring of its operations. In June, 1998, Steven K. Arnold was hired as Chief Executive Officer in place of Mack Goforth. Mr. Arnold had a background in the healthcare industry and continued the restructuring and reorganization of the Company.

         In September, 1998, through the efforts of Mr. Arnold and others, Robert Fortier and HPI were identified as a potential acquisition candidate for the Company. Upon the successful negotiation of that transaction, Mr. Arnold agreed to step aside as CEO and Mr. Fortier was installed as the CEO of the Company. As part of his severance, Mr. Arnold was awarded warrants for 450,000 shares of common stock at $.52 per share.

         In December, 1998, the Board of Directors approved 487,500 shares of common stock to be delivered to three former directors and a consultant to the Company for substantial services rendered to the Company during the period from December, 1997 through December, 1998.

         On January 31, 1999, the Company completed the acquisition of HPI and integrated the products and services of the two companies.

Health Plan Initiatives, Inc.

         In September, 1998, the Company entered into a letter of intent with HPI for the Company to acquire HPI. The letter of intent was supplemented with an amendment dated October 5, 1998. The acquisition was closed effective January 31, 1999, by the Company issuing 3,538,306 shares of unregistered common stock in exchange for all of the outstanding shares of HPI. The acquisition was accomplished through the merger of the Company's wholly owned subsidiary ETC Acquisition Corporation with and into HPI. Upon consummation of the merger with ETC Acquisition Corporation, HPI became a wholly-owned subsidiary of the Company.

         HPI was wholly-owned by Robert Fortier, who served as President of HPI until the acquisition. Since the signing of the October 5, 1998, amendment to the letter of intent, Mr. Fortier has also served as President and Chairman of the Board of the Company. As part of the transaction, Mr. Fortier received 3,538,306 shares of unregistered Company common stock, which is 42% of the outstanding common stock of the Company. The relative value of HPI and number of shares as reflected in the October 5, 1998 amendment to the letter of intent was determined by negotiations between the Company board of directors and Mr. Fortier.

         Mr. Fortier received certain registration rights associated with the Company shares and entered into a one year employment contract which automatically renews for 2 one-year terms if not otherwise terminated pursuant to the terms of the agreement. As part of his employment agreement, Mr. Fortier also has the right to receive on the date of commencement of the second renewal term, an option to purchase the equivalent of 3% of the outstanding shares of Company common stock calculated on a fully diluted basis, if he remains employed with the Company on the date of grant. The exercise price shall be the average trading price on the date of grant.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

Directors and Executive Officers

         The following table sets forth the names and ages of the directors and executive officers of the Company on December 31, 1998.

      Name                      Age                      Position
      ----                      ---                      --------
Robert Fortier                  50           Chief Executive Officer and
                                             Chairman of the Board

Timothy P. Powell               41           Executive Vice President - Data
                                             Services and Director

Richard Hershey                 40           Director

Brian Schoonmaker               37           Executive Vice President -
                                             Operations and Director

Duncan McDonald                 54           Director

         Robert Fortier has served as Chairman and Chief Executive Officer of the Company since October 1998. Mr. Fortier has 28 years of experience and service in the healthcare and managed care industry. Mr. Fortier was the founder and sole stockholder in Health Plan Initiatives, Inc. which was acquired by the Company in January of 1999. Prior to the founding of HPI, he founded two national managed care organizations (ProAmerica Managed Care and Provider Networks of America). Mr. Fortier has served as Vice President of Group Insurance Marketing for Michigan Life/National Casualty and Vice President and Group Executive of American Life Insurance Company of the American International Group. Mr. Fortier is a graduate of The College of the Holy Cross in Worcester, Massachusetts with a degree in Economics and Political Science.

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

         Brian Schoonmaker has served as Director and Executive Vice President -Chief Operations Officer of the Company since October 1998. Mr. Schoonmaker has over 10 years of experience in the insurance and managed care industry. Prior to his appointment with the Company he served as Executive Vice President of HPI where he was responsible for all day to day non marketing functions. Prior to HPI, Mr. Schoonmaker served as regional service manager for Preferred Health Network and Director of Operations for HealthCorp International. Mr. Schoonmaker commenced his career with Aetna Insurance Company. He has a bachelors degree from Oklahoma State University.

         Richard Hershey has served as Director of the Company since December, 1998. Mr. Hershey is also President and Chief Executive Officer of Hershey Financial, Ventura California. Mr. Hershey is an individual investor and financial consultant with interest in health care and publishing. He most recently served as Senior Vice President of Preferred Health Network, a Foundation Health Company. He serves on the Compensation Committee of the Board.

         Duncan Macdonald has served as Director since March, 1998. Mr. Macdonald is also Vice President of CBA, Inc. Mr. Macdonald has over 30 years in the field of health claim payments and operations. He serves as the chief operating officer of CBA which is a wholly owned entity of the National Rural Electric Cooperative Association. Mr. Macdonald has developed numerous operating initiatives in health care administration and is viewed as an industry leader in technology utilization. He serves on the Audit Committee of the Board.

         Director Compensation Meetings and Committees of the Board of
Directors

         Mr. Hershey and Mr. Macdonald received options to purchase 10,000 shares of the Company's common stock for $.19 per share and no other compensation for their service as directors. The Company does not presently compensate employees who are also directors for serving in such a capacity. Other than options granted to Mr. Hershey and Mr. Macdonald, directors are not compensated for serving as directors or attending either Board or Committee meetings. Each director currently holds office until the next annual meeting of stockholders and until a successor has been elected and qualified or until his earlier resignation or removal.

         The Board of Directors has created an Audit Committee and a Compensation Committee; however, at the present time, all Board related matters are acted upon by the members as a whole. The Audit Committee is to be composed of three members, one of which shall be an independent director, and is charged with reviewing the annual audit and meeting with independent accountants to review internal controls and financial management practices. The Compensation Committee is to be composed of three members, the majority of which are to be independent directors. The Compensation Committee is charged with recommending to the Board of Directors the compensation for key employees.

         The Board of Directors met on 16 during calendar 1998 and acted on unanimous consent in lieu of meetings on 2 occasions during such period.

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

         Based solely on a review of reports furnished to the Company or written representations from it's directors and executive officers during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

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

                           SUMMARY COMPENSATION TABLE


                                       Annual         Restricted      Securities
    Name/Title             Year     Compensation         Stock        Underlying          Other
                                    Salary/Bonus         Awards      Options/SARs

Robert Fortier,
Chairman of the            1998           -0-             -0-               -0-            -0-
Board, President (4)

Steven K. Arnold,
former (1) President,      1998       $58,890             -0-           450,000            -0-
Chief Executive
Officer

W. Mack Goforth,
former (2) President,      1998       $115,846            -0-               -0-            -0-
Chief Executive            1997       $ 25,000
Financial Officer

L. Cade Havard,
former (3) Chairman        1998       $ 15,000            -0-               -0-            -0-
of the Board, Chief        1997       $158,000
Executive Officer,
President

Timothy P. Powell,          1998      $123,231            -0-           286,667            -0-
Executive Vice              1997      $101,500
President-Data Services

(1) Mr. Arnold's employment with the Company ceased on October 5, 1998. At the time of his departure, Mr. Arnold was granted an option to purchase 450,000 shares at $.52 per share.
(2)  Mr. Goforth's employment with Company ceased on October 19, 1998.
(3)  Mr. Havard's employment with the Company ceased on February 16, 1998.
(4) Mr. Fortier became employed on February 1, 1999, and is entitled to base compensation of $300,000 per year.

Employment Agreements and Related Matters

         The Company and Mr. Fortier entered into an Employment Agreement effective February 1, 1999 (the "Fortier Employment Agreement"). The Fortier Employment Agreement is for a term of one year ending January 31, 2000, with automatic renewals for two additional one year terms beginning February 1, 2000, and February 1, 2001, respectively. As part of the Agreement, the Company paid Mr. Fortier $50,000 upon signing as compensation for services rendered from October 5, 1998, to January 31, 1999. In addition, Mr. Fortier is to receive annual compensation of $300,000, payable in monthly increments of $25,000. Mr. Fortier is also eligible for bonuses and benefits payable under compensation and bonus arrangements, as developed by the board of directors. The Fortier Employment Agreement also provides that effective on date of the commencement of the second renewal term, Mr. Fortier shall receive an option to purchase 3% of the shares of Company common stock calculated on a fully diluted basis, if Mr. Fortier is employed on the date of grant. The exercise price shall be the average trading price of the common stock on the date of grant. Mr. Fortier is also entitled to severance and certain fringe benefits as provided in the Fortier Employment Agreement.

         Mr. Powell and the Company entered into an Employment and Settlement Agreement dated the first day of March, 1995, which agreement terminated under its terms on December 31, 1998. The agreement may be extended by mutual consent. Negotiations are continuing with Mr. Powell concerning a possible extension or new agreement.

         On February 16, 1998, the Board of Directors of the Company terminated the Amended and Restated Employment Agreement, dated December 17, 1997, of L. Cade Havard, the former Chairman of the Board, Chief Executive Officer and President of the Company. The decision to terminate the agreement was based in part upon the inability of the Board of Directors and Mr. Havard to resolve differences regarding the Company's ongoing management and operational philosophy. On February 16, 1998, Mr. Havard resigned from the Board of Directors. Also on February 16, 1998, the Board of Directors elected W. Mack Goforth, the Company's then Chief Financial Officer, as a member and Chairman of the Board of Directors, as well as Chief Executive Officer of the Company.

         On June, 1998, Mr. Goforth was replaced as Chief Executive Officer by Mr. Steven K. Arnold. Mr. Goforth resigned from the Board of Directors and Mr. Arnold became President and Chief Executive Officer and was elected Chairman of the Board. On October 5, 1998, pursuant to the amended letter of intent between the Company and HPI, Mr. Arnold resigned as President, Chief Executive Officer and Chairman of the Board and was replaced by Mr. Robert Fortier as President, Chief Executive Officer and Chairman of the Board.

         On November 16, 1998, Mr. David Hannah resigned from the Board of Directors and Brian Schoonmaker was appointed to replace Mr. Hannah on the Board. On December 17, 1998 Mr. Scott Stewart resigned from the Board of Directors and Richard Hershey was appointed to replace Mr. Stewart. On December 31, 1998, Mr. Dennis Barnes resigned from the Board of Directors.

         On October 19, 1998, the Board of Directors terminated the Employment Agreement between the Company and Mr. Goforth for cause. Mr. Brian Schoonmaker became Executive Vice President and assumed the duties performed by Mr. Goforth.

         On March 20, 1998, Ann C. McDearmon, Executive Vice President - Director of Marketing, submitted her resignation effective immediately, under the terms of her Employment Agreement dated March 1, 1997. Ms. McDearmon cited her disagreement to replace Mr. Havard, the engagement of consultants to review the operations of ETC Services and other philosophical reasons as the basis for her decision to resign as an officer of the Company. Ms. McDearmon's duties with regard to marketing were assumed by Mr. Goforth and Mr. Powell until Mr. Arnold was made Chief Executive Officer, at which time he undertook those duties.

Stock Options

         During fiscal 1998, W. Mack Goforth and Timothy Powell each received options to purchase 50,000 shares of Common Stock at $1.00 per share. The options vested immediately but expire if not exercised within 30 days of any termination of their employment. Mr. Goforth's options expired 30 days after his termination.

         As part of a renewal of his Employment Agreement, Timothy Powell received options to purchase 125,000 shares of Common Stock at $0.50 per share. The options vested immediately but expire if not exercised within 30 days of any termination of his employment.

         As part of the Fortier Employment Agreement, or the effective date of the commencement of the second renewal term, Mr. Fortier shall receive an option to purchase 3% of the shares of Company common stock calculated on a fully diluted basis, if Mr. Fortier remains employed on the date of grant. The exercise price shall be the average trading price of the common stock on the date of grant.

         During fiscal 1997, the Company granted options to purchase 50,000 shares of Common Stock, at an exercise price of $1.50 per share, to Mack Goforth. The option vested over the period commencing June 1998 and ending June 2000 and expires upon the termination of the holder's employment with the Company. Mr. Goforth's options expired on the termination of his employment.

         As part of his severance agreement with the Company, Steven K. Arnold received warrants to purchase up to 450,000 shares of Common Stock of the Company at an exercise price of $0.52 per share. The warrants must be exercised within seven years.

         On July 1, 1998, Bob Bonami was granted options to purchase 25,000 shares of Common Stock of the Company at an exercise price of $1.00 per share as part of the consideration for software developed by Mr. Bonami.

         In December, 1998, new Board members Duncan Macdonald and Richard Hershey were granted options to purchase 10,000 shares each of Common Stock of the Company at an exercise price of $0.19 per share.

         As part of a renegotiation of terms of the Lease Agreement between the Company and Ironwood Leasing, Ironwood was granted options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.00 per share in lieu of any other options they may have previously had under the Agreement.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                         Number of Securities      Percent of Total
                          Underlying Options/   Options/SARs Granted to    Exercise of Base   Expiration
 Name/Title                 SARs Granted       Employees in Fiscal 1997      Price ($/Sh)         Date


Mack Goforth,
Former CEO and                 50,000                     7.4%                  $1.00              (1)
President


Timothy Powell,
Executive Vice-President-      50,000                     7.4%                  $1.00              (2)
Data Services


Timothy Powell,
Executive Vice-President-     125,000                    18.5%                  $ .50              (2)
Data Services


Steven K.  Arnold,
Former Chief Executive        450,000                    66.7%                  $ .52              (3)
Officer and President

(1)  Mr. Goforth's options expired following his termination of employment.
(2)  Options expire 30 days after termination of employment.
(3)  Warrants expire 7 years after grant.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES
                        NUMBER OF SECURITIES UNDERLYING


                                                                              Number of
                                                                              Securities                Value of
                                                                              Underlying               Unexercised
                                          Shares                              Unexercised             In-The-Money
                                        Acquired on         Value           Options/SARs at          Options/SARs At
            Name/Title                 Exercise (#)       Realized          Fiscal Year-End          Fiscal Year-End
                                                                                  (#)                      ($)
                                                                             Exercisable/             Exercisable/
                                                                             Unexercisable            Unexercisable
Mack Goforth,
Former CEO and                              -0-              -0-                    -0-                   -0-
President

Timothy Powell,
Executive Vice-President-                   -0-              -0-                 286,667/-0-              -0-
Data Services

Steven K.  Arnold,
Former Chief Executive                      -0-              -0-                 450,000/-0-              -0-
Officer and President


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information based on the outstanding securities of the Company as of March 27, 1999, with respect to each director, each beneficial owner of more than 5% of the Company Common Stock and all corporate officers and directors of the Company as a group.

      Name and Address                 Amount of          Percent of Outstanding
  of Beneficial Owner (1)(2)      Beneficial Ownership          Common Stock
  --------------------------      --------------------          ------------

Robert Fortier (3)                     3,538,306                   42.0
Timothy P. Powell (3)(4)                 286,667                    3.4
Richard Hershey (1)(3)                    10,000                     *
Brian Schoonmaker (3)                     50,000                     *
Duncan Macdonald (3)                      10,000                     *
Dave Hannah                              737,079                    8.7
All executive officers and
 directors as a group                  3,894,793                   46.2
(5 persons as to the Company)
Special Situations Private Equity
 Fund, L.P. (5)                         846,666                    10.0
Special Situations Cayman
 Fund, L.P. (5)                         417,015                     5.0

-------------------
* Indicates less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days following the date of this Prospectus upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this Prospectus have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.
(2) Unless otherwise indicated, the address of each beneficial owner identified is: c/o the Company, 5025 Arapaho Road, Suite 501, Dallas, Texas 75248.
(3) Director of the Company.
(4) Represents options to purchase 116,667 shares with an exercise price of $.04 per share, 125,000 shares with an exercise price of $.50 per share, and 50,000 shares with an exercise price of $1.00 per share.
(5) Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. are affiliated entities managed through investment advisors principally owned by Austin W. Marxe and David M. Greenhouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In early 1995, ETC-Texas purchased certain assets of Sterling National Corporation ("Sterling"), a company wholly owned and operated by L. Cade Havard, the former Chairman of the Board, Chief Executive Officer and President of the Company, in exchange for a cash payment of $210,000 and the issuance of 3,965,100 shares of ETC-Texas common stock. As part of the resolution of disputes between L. Cade Havard and the Company, in July, 1998, Havard returned 1,850,000 (462,500 post-split) shares of Common Stock of the Company to the Company. There are no current arrangements between the parties and none are presently contemplated.

         The Company is a party to an equipment lease and stock option agreement (the "Lease Agreement"), dated April 23,1996, with Ironwood Leasing Ltd., a Texas corporation ("Ironwood").

Principals of Ironwood, including Dennis Barnes, a former director of the Company, are also stockholders of the Company. Under the terms of the Lease Agreement, the Company leases certain scanning equipment necessary to scan paper claims and convert them into electronically transmittable claims data information. Under the Lease Agreement, the Company has granted to Ironwood the option to either (i) sell to the Company all the equipment referenced in the Lease Agreement in exchange for the number of shares of Common Stock equal to the purchase price for said equipment divided by 1.25 per share or (ii) purchase, at a per share price of $1.25, the number of shares of Common Stock equal to the purchase price of the equipment divided by 1.25 whereby the Company may in turn purchase the equipment referenced in the Lease Agreement at the expiration of the lease term for $1.00. On June 20, 1996, Ironwood waived the escrow requirements imposed pursuant to the Lease Agreement for the period ending June 30, 1996. Ironwood further agreed that the Company would not have to comply with the escrow provisions of the Lease Agreement until the Company had received 30 days written notice from Ironwood. The Lease Agreement is for a term of five years and automatically renews for consecutive one-year periods unless a party thereto notifies the other of its intent to terminate the Lease Agreement 90 days prior to the end of the renewal term. In October, 1998, the parties modified the stock option portion of the agreement. Pursuant to the modification, Ironwood was granted an option to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. All other options were terminated.

         Effective April 1, 1997, the Company completed a business combination with Electra-Net, L.C. ("Electra-Net") by assuming its net liabilities. Electra-Net is a limited liability company wholly owned and controlled by L. Cade Havard. Mr. Havard received shares of Common Stock as additional consideration in the transaction. In December 1997, Mr. Havard returned all shares of Common Stock received in the transaction, pending a review by the Board of Directors of the appropriateness of the consideration paid. After a review of the nature of the business combination, it was determined by the Board of Directors that Mr. Havard was not entitled to any additional consideration.

         On May 2, 1997, the Company and Elaine Boze, the Company's General Counsel and a member of the Board of Directors, entered into a Severance Agreement and General Release (the "Severance Agreement") whereby Ms. Boze resigned as General Counsel and a director of the Company. Under the terms of the Severance Agreement, Ms. Boze received a $25,000 separation payment and is entitled to a continuation of her health care benefits until such time as Ms. Boze becomes employed by an entity providing similar benefits. In consideration for the foregoing, Ms. Boze agreed to non-competition, confidentiality and non-solicitation covenants which expire on May 2, 1999. The Company has learned that Ms. Boze has obtained employment that provides similar health care benefits.

         Effective January 1, 1998, HPI and the Company entered into three agreements, including an Access Agreement, Commission Agreement, and Network Development Agreement. Under the Access Agreement, HPI would provide repricing services to ETC with HPI receiving a portion of the savings as compensation. Under the Commission Agreement, HPI received a commission for business directed to ETC and ETC received a commission for business directed to HPI. The Network Development Agreement provided that HPI would attempt to develop a network of credentialed providers to deliver medical services to members or groups of organizations who choose to use a developed network. No network was developed. Pursuant to the merger, HPI is now the wholly-owned subsidiary of the Company and the agreements are no longer in effect. No material compensation was paid under any of the agreements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-K.

(a)  Financial Statements and Exhibits Page

          1. Financial Statements. The following financial statements are submitted as part of this report:

          Independent Auditor's Report.............................................................F-2
          Consolidated Balance Sheets-December 31, 1997, and 1998 .................................F-3
          Consolidated Statements of Operations-Years Ended
              December 31, 1997 and 1998 ..........................................................F-4
          Consolidated Statements of Changes in Stockholders' Equity-Years Ended
              December 31, 1997 and 1998 ..........................................................F-5
          Consolidated Statements of Cash Flows-Years Ended
              December 31, 1997 and 1998 ..........................................................F-6
          Notes to Consolidated Financial Statements ..............................................F-7


          2.   Exhibits

               Exhibit Number        Description of Exhibits
               --------------        -----------------------
                    (2)              Agreement and Plan of Reorganization,
                                     heretofore filed as Exhibit (2) to the
                                     Company's Form 8-K filed with the
                                     Securities and Exchange Commission on
                                     February 16, 1999, is incorporated herein by reference.

                    (10) Employment Agreement, heretofore filed as Exhibit (10) to the Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1999, is incorporated herein by reference.

                   (10.1) Registration Rights Agreement, heretofore filed as Exhibit (10) to the Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1999, is incorporated herein by reference.

                   (27.1)            Financial Data Schedule

(b)  Reports on Form 8-K.

     On February 16, 1999, the Company filed a Form 8-K for the purpose of reporting consummation of the acquisition of HPI by the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 14, 1998.


                                    ELECTRONIC TRANSMISSION CORPORATION


                                    By: /s/ Robert Fortier
                                        --------------------------------------
                                        Robert Fortier, Chairman of the Board,
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ Robert Fortier
                                    -------------------------------------------
                                    Robert Fortier, Chairman of the Board,
                                    President And Chief Executive Officer
                                    Date: April 14, 1999


                                    /s/ Timothy P. Powell
                                    -------------------------------------------
                                    Timothy P. Powell, Executive Vice President-
                                    Data Services and Director
                                    Date: April 14, 1999


                                    /s/ Brian Schoonmaker
                                    -------------------------------------------
                                    Brian Schoonmaker, Executive Vice President
                                    - Chief Operations Officer and Director
                                    Date: April 14, 1999


                                    /s/ Michael Lovell
                                    -------------------------------------------
                                    Michael Lovell, Controller, Corporate
                                    Secretary
                                    Date: April 14, 1999

                      ELECTRONIC TRANSMISSION CORPORATION
                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

                      ELECTRONIC TRANSMISSION CORPORATION
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Independent Auditors' Report.............................................F-2

Consolidated Balance Sheets at December 31, 1997 and 1998................F-3

Consolidated Statements of Operations For the Years Ended
         December 31, 1997 and 1998......................................F-4

Consolidated Statements of Changes in Stockholders' Equity
         For the Years Ended December 31, 1997 and 1998..................F-5

Consolidated Statements of Cash Flows For the Years Ended
         December 31, 1997 and 1998......................................F-6

Notes to Consolidated Financial Statements...............................F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
of Electronic Transmission Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of Electronic Transmission Corporation and Subsidiary, a Delaware corporation, as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Transmission Corporation and Subsidiary as of December 31, 1997 and 1998, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 3, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced net losses of $2,101,820 and $1,043,108 for the years ended December 31, 1997 and 1998, respectively. Additionally, the Company's current liabilities exceeded its current assets by $524,853 and had a stockholders' equity deficit of $323,888 at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note
3. Unless the Company can raise sufficient new capital and increase its customer base, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                       Simonton, Kutac & Barnidge, L.L.P.

Houston, Texas
March 19,1999

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                                                       1997           1998
                                                                   ------------   ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                     $    548,565   $    122,039
     Accounts receivable                                                582,575        181,446
     Current portion, capital lease receivable                           27,723          2,417
     Prepaid assets                                                      20,780         55,797
     Net assets of discontinued operations                              146,608             --
                                                                   ------------   ------------
         Total current assets                                         1,326,251        361,699
                                                                   ------------   ------------


Property and equipment, net                                             515,452        320,736

Other assets                                                              8,490          6,749
                                                                   ------------   ------------
                                                                   $  1,850,193   $    689,184
                                                                   ============   ============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued liabilities                      $    956,732   $    410,954
     Notes payable and convertible debentures                           478,727        280,318
     Current portion, capital lease obligations                         102,240         53,963
     Net liabilities of discontinued operations                              --        141,317
                                                                   ------------   ------------
         Total current liabilities                                    1,537,699        886,552

Long-term capital lease obligations                                      25,587        126,520
                                                                   ------------   ------------
         Total liabilities                                            1,563,286      1,013,072
                                                                   ------------   ------------

Commitments and contingencies                                                --             --

Stockholders' equity (deficit):
     Preferred stock, $1 par value, 2,000,000 shares
         authorized; no shares issued and outstanding                        --             --
     Common stock, $.001 par value, 20,000000
         shares authorized; 3,506,506 and 4,926,024 shares
          issued and outstanding, respectively                            3,507          4,927
     Additional paid-in-capital                                       7,362,697      7,793,590
     Accumulated deficit                                             (7,079,297)    (8,122,405)
     Accumulated other comprehensive income                                  --             --
                                                                   ------------   ------------
         Total stockholders' equity (deficit)                           286,907       (323,888)
                                                                   ------------   ------------
                                                                   $  1,850,193   $    689,184
                                                                   ============   ============


          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1997 and 1998


                                                                  1997           1998
                                                              ------------   ------------

Service revenues                                              $  3,249,492   $  2,467,010

Costs and expenses:
    Costs of revenues                                            1,682,083      1,300,658
    Selling, general and administrative                          3,509,125      1,656,125
    Depreciation and amortization                                  270,186        264,757
                                                              ------------   ------------
        Total costs and expenses                                 5,461,394      3,221,540
                                                              ------------   ------------

Loss from operations                                            (2,211,902)      (754,530)

Other income (expense):
    Interest expense, net                                          (87,328)      (131,301)
    Other income                                                    88,148            956
                                                              ------------   ------------
        Total other income                                             820       (130,345)
                                                              ------------   ------------
Loss from continuing operations before income tax expense       (2,211,082)      (884,875)
Income tax benefit                                                  36,000             --
                                                              ------------   ------------
Loss from continuing operations                                 (2,175,082)      (884,875)
Loss from discontinued operations                                       --       (158,233)
                                                              ------------   ------------
Loss before extraordinary item                                  (2,175,082)    (1,043,108)
Extraordinary item - extinguishment of debt, net of
    applicable income taxes of $36,000                              73,262             --
                                                              ------------   ------------

Net loss                                                      $ (2,101,820)  $ (1,043,108)
                                                              ============   ============

Basic loss per common share:
        Loss from continuing operations                       $      (0.97)  $      (0.23)
                                                              ============   ============
        Loss before extraordinary item                        $      (0.97)  $      (0.27)
                                                              ============   ============
        Net loss                                              $      (0.96)  $      (0.27)
                                                              ============   ============

Diluted loss per common share:
        Loss from continuing operations                       $      (0.99)  $      (0.44)
                                                              ============   ============
        Loss before extraordinary item                        $      (0.99)  $      (0.52)
                                                              ============   ============
        Net loss                                              $      (0.94)  $      (0.52)
                                                              ============   ============


          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                                             Common Stock         Additional
                                       ------------------------     Paid-In     Accumulated
                                         Shares       Amount        Capital       Deficit        Total
                                       -----------  -----------   -----------   -----------   -----------

Balance at December 31, 1996             1,788,401  $ 2,475,637   $   322,067   $(3,774,013)  $  (976,309)

Merger with ETC
     Transaction Corporation               501,786    1,704,569    (1,050,938)      653,631
Conversion of Electronic
     Transmission Corporation
     Stock on 1 for 1.25 Basis             447,100           --            --            --            --
Reclass for par value $0.001                    --   (4,177,468)    4,177,468            --            --
Conversion of debentures                    18,538           19        84,549            --        84,568
Issuance of shares for cash                670,681          670     1,233,324            --     1,233,994
Issuance of shares for services             80,000           80       399,920            --       400,000
Capital contribution                            --           --       721,733            --       721,733
Compensation expense                            --           --       423,636            --       423,636
Deemed dividend                                 --           --            --      (152,526)     (152,526)
Net loss                                        --           --            --    (2,101,820)   (2,101,820)
                                       -----------  -----------   -----------   -----------   -----------

Balance at December 31, 1997             3,506,506        3,507     7,362,697    (7,079,297)      286,907
Issuance of shares for cash                247,918          248       109,934            --       110,182
Issuance of shares for interest             42,500           43        12,708            --        12,750
Conversion of debt                         250,000          250       124,750            --       125,000
Issuance of shares for services            879,100          879       163,226            --       164,105
Issuance of options to nonemployees             --           --        20,276            --        20,276
Net loss                                        --           --            --    (1,043,108)   (1,043,108)
                                       -----------  -----------   -----------   -----------   -----------

Balance at December 31, 1998             4,926,024  $     4,927   $ 7,793,590   $(8,122,405)  $  (323,888)
                                       ===========  ===========   ===========   ===========   ===========



          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1997 and 1998

                                                                            1997           1998
                                                                        ------------   ------------
Cash flows from operations:
Net loss                                                                $ (2,101,820)  $ (1,043,108)
Adjustments to reconcile net loss to
  net cash used in operating activities:
         Issuance of common stock for services rendered                      400,000        164,105
         Issuance of common stock for interest                                    --         12,750
         Loss on refinancing of capital lease                                     --         58,943
         Change in net assets of discontinued operations                    (146,608)       (63,021)
         Write-off of software of discontinued operations                         --        350,946
         Non-cash compensation from stock options                            423,636         20,276
         Depreciation and amortization                                       270,186        264,757
         Changes in operating assets and liabilities:
              Accounts receivable-trade                                     (320,308)       401,130
              Employee advances                                               25,162             --
              Prepaid expenses                                                (5,493)       (26,537)
              Deposits and other assets                                        2,067         (6,740)
              Accounts payable and accrued expenses                          100,182       (545,778)
                                                                        ------------   ------------
                   Net cash used in operating activities                  (1,352,996)      (412,277)
                                                                        ------------   ------------

Cash flows from investing activities:
         Payments on capital lease receivable                                 25,095         25,306
         Purchases of furniture and equipment                                (18,016)       (32,975)
                                                                        ------------   ------------
                   Net cash provided (used) in investing activities            7,079         (7,669)
                                                                        ------------   ------------

Cash flows from financing activities:
         Issuance of notes payable and convertible debentures                352,000        259,344
         Payments on notes payable and convertible debentures                (72,030)      (332,753)
         Net proceeds under factoring agreement                              228,757             --
         Payments on capital leases payable                                  (98,231)       (43,353)
         Net payment of shareholder loans                                   (521,866)            --
         Capital contribution                                                721,733             --
         Issuance of common stock for cash                                 1,233,994        110,182
                                                                        ------------   ------------
                   Net cash provided (used) by financing activities        1,844,357         (6,580)
                                                                        ------------   ------------
Net increase (decrease) in cash                                              498,440       (426,526)
Cash and equivalents, beginning of period                                     50,125        548,565
                                                                        ------------   ------------
Cash and equivalents, end of period                                     $    548,565   $    122,039
                                                                        ============   ============


          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND -- Electronic Transmission Corporation ("ETC" or "Company"), a Delaware corporation, provides services to self-insured companies, third party administrators that pay claims for self-insured companies and other medical provider networks or cost containment companies providing services to self-insured companies. The Company's automation capabilities encompass the entire workflow process involved in processing and paying healthcare claims. Revenues are derived primarily from commerce within the United States.

Effective February 11, 1997, ETC completed a merger with and into ETC Transaction Corporation, formerly known as Solo Petroleums Ltd. The merger was, in effect, a reverse acquisition and was accounted for as a recapitalization of ETC, with ETC as the acquirer (see Note 2). Effective February 11, 1997, the name of ETC Transaction Corporation was changed to Electronic Transmission Corporation, with the Certificate of Incorporation being duly amended to reflect the change of name.

CONSOLIDATION -- The financial statements include the accounts of the Company and ETC Administrative Services, Inc., a Texas corporation and wholly owned subsidiary (see Note 5). All intercompany accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS -- For purposes of the statements of cash flows, the Company considers any short-term cash investments with an original maturity of three months or less to be a cash equivalent.

ACCOUNTS RECEIVABLE -- The Company's trade receivables arise from sales in the normal course of business. ETC uses the allowance method to account for uncollectible accounts; in management's opinion, all accounts are collectible and no allowance is necessary at December 31, 1997 and 1998.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND (CONTINUED)

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

Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of the equipment or render the value of the equipment not recoverable. The recoverability is evaluated by estimating the future cash flows expected to result from use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If an impairment loss is recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. See Note 5 regarding the writeoff of certain software of the Company's discontinued operations.

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

LOSS PER SHARE -- Loss per common share was calculated by dividing the Company's net loss by the weighted average common shares outstanding. Certain common stock equivalents were excluded from the calculation, as such inclusion would have had an anti-dilutive effect. The Board of Directors authorized a 1-for-4 reverse stock split of the company's $0.001 par value common stock to be effective

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on July 1, 1998. As a result of the split, the Company' issued and outstanding shares decreased to 3,560,506 shares, and additional paid-in capital increased by $10,519. All
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND (CONTINUED)

references in the accompanying financial statements to the number of common shares and per-share amounts for 1997 and 1998 have been restated to reflect the stock split.

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

RECLASSIFICATIONS - Certain amounts for the year ended December 31, 1997, have been reclassified to conform with the December 31, 1998 presentation. The reclassifications have no effect on net income for the year ended December 31, 1998.

NOTE 2 - MERGER

Effective February 11, 1997, ETC completed a merger with ETC Transaction Corporation, formerly known as Solo Petroleums Ltd. ("Solo"). ETC Transaction Corporation was incorporated as Solo Petroleums Ltd. on September 5, 1986 for the purpose of undertaking oil and gas exploration efforts. In 1987, Solo completed a public offering of common stock as a Junior Capital Pool Company under the policies of the Alberta Stock Exchange (the "ASE") and the Alberta Securities Commission (the "ASC"). Solo common stock was subsequently listed for trading on the ASE under the trading symbol "SOP". By 1990, revenues from oil and gas exploration efforts had substantially declined and Solo began experiencing financial difficulties. As a result, Solo liquidated substantially all of its assets and underwent a significant change in management during 1990. Since Solo had no significant assets or operations, its principal potential for profits came solely from operations it may receive in merger. On March 21, 1996, Solo changed its name to ETC Transaction Corporation.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MERGER (CONTINUED)

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

ETC Transaction Corporation is the surviving corporation of the merger. The type and number of common shares outstanding at December 31, 1997 represent those of ETC Transaction Corporation. Effective February 11, 1997, the name of ETC Transaction Corporation was changed to Electronic Transmission Corporation, with the Certificate of Incorporation being duly amended to reflect the change of name. The Company's stockholders' equity as of December 31, 1996, represents the stockholders' equity of Electronic Transmission Corporation prior to merger with ETC Transaction Corporation and prior to the aforementioned name change by ETC Transaction Corporation.

ETC Transaction Corporation was a non-operating entity with the following summary balance sheet on the date of the merger:

Current Assets:
    Cash                                              $             142
    Accrued interest receivable                                  27,800
                                                      -----------------
        Total Current Assets                                     27,942

    Note receivable - ETC                                       779,575
                                                      -----------------
        Total Assets                                  $         807,517
                                                      =================

Current Liabilities:
    Accounts payable                                  $         26,991
    Accrued expenses                                            50,970
    Loan payable                                                23,425
    Short-term debentures                                       52,500
                                                      ----------------
        Total Current Liabilities                              153,886

    Common Stock                                             1,704,569
    Accumulated deficit                                    (1,050,938)

        Total Liabilities & Stockholders' Equity      $        807,517
                                                      ================

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MERGER (CONTINUED)

On May 15, 1996, prior to the merger, ETC Transaction Corporation sold 519,717 shares in a private placement offering of common stock. ETC Transaction Corporation then loaned the $779,575 offering proceeds to ETC to fund its marketing and product development efforts and costs associated with the Merger. The note receivable recorded by ETC Transaction Corporation was eliminated against the related note payable recorded by ETC at the date of merger. No cash was involved in eliminating the note receivable from ETC. On the transaction date, the ETC Transaction Corporation accumulated deficit of $1,050,938 was recorded in the acquirer's financial statements as an increase in accumulated deficit.

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

Giving effect to the reverse stock split (see Note 1), the merger was effected by ETC Transaction Corporation issuing 1.25 post-reverse stock split shares for each issued and outstanding post-reverse stock split common share in ETC. At the date of merger, ETC had 1,788,401 post-reverse stock split shares issued and outstanding and accordingly, the merger resulted in the issuance of 2,235,501 post-reverse stock split shares in ETC Transaction Corporation for all of the issued and outstanding common shares of Electronic Transmission Corporation. At the date of merger, ETC Transaction Corporation had 501,786 post-reverse stock split shares issued and outstanding. Accordingly, the effect of the merger resulted in the surviving entity having 2,737,287 post-reverse stock split shares issued and outstanding at February 11, 1997.

NOTE 3 - GOING CONCERN AND CONTINUED OPERATIONS

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern. ETC sustained a net operating loss of $2,101,820 and $1,043,108 during the years ended December 31, 1997 and 1998, respectively. Cash used by operating activities for the same periods aggregated $1,352,996 and $412,277, respectively. Additionally, at December 31, 1998, ETC's current liabilities exceeded its current assets by $524,853. ETC's continued existence depends upon the success of management's efforts to raise sufficient new capital and increase its customer base.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN AND CONTINUED OPERATIONS (CONTINUED)

Management plans to mitigate the going concern issues by marketing its services to (i) PPOs; (ii) claims processors, TPAs and small to medium-size insurance companies; and (iii) large self-insured and self-administered corporations to expand its customer base and increase profitability. Management believes that it will be successful in generating sufficient cash to support its operations. There can be no degree of assurance that the Company will be successful in raising additional working capital or executing its business plan to the extent that it will be profitable.

NOTE 4 - SUBSEQUENT EVENTS, ACQUISITION

Effective January 31, 1999, the Company acquired 100% of the outstanding common shares of Health Plan Initiative, Inc. ("HPI"), a company which had been wholly owned by the Company's President, Robert Fortier. HPI offers services similar to the Company. As a result of the transaction, Mr. Fortier received 3,538,306 shares of Company common stock, which is 42% of the outstanding stock of the Company. Mr. Fortier received certain registration rights associated with the Company shares and entered into a one-year employment contract which automatically renews for two one-year terms if not otherwise terminated pursuant to the terms of the agreement. The transaction will be accounted for as a purchase. Accordingly, the Company's financial statements in 1999 will include the operations of HPI from the date of acquisition. Under purchase accounting, the total purchase price will be allocated to the tangible and intangible assets and liabilities of HPI based upon their respective estimated fair values as of the closing date based upon valuations and other analyses. The estimated purchase price and preliminary adjustments to the historical book value of HPI are as follows:










The following unaudited pro forma consolidated information for the year ended December 31, 1998 give effect to the transaction as if it had occurred at the beginning of 1998. The unaudited pro forma consolidated information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been completed as of the beginning of that year, nor are they indicative of the Company's future results of operations.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUBSEQUENT EVENTS, ACQUISITION (CONTINUED)




NOTE 5 - DISCONTINUED OPERATIONS

Effective December 31, 1998, the Company discontinued the operations of ETC Administrative Services, Inc. ("Administrative"). Administrative was created in 1998 to offer third party administrative services. The Company has accounted for the operations of Administrative as a discontinued operation for 1998 in the accompanying statement of operations. Included in the loss from discontinued operations is the writeoff of certain software purchased by Administrative amounting to $350,946.

NOTE 6 - ACCOUNTS RECEIVABLE

The following is a summary of accounts receivable:

                                                    December 31,
                                            1997                   1998

     Accounts receivable - trade      $         578,870     $       180,802
     Employee receivables                         3,041                 -
     Accounts receivable - other                    664                  664
                                      -----------------     ----------------

                                      $         582,575     $        181,446
                                      =================     ================

In September 1997, the Company entered into an agreement whereby the Company has the right to factor certain receivables, with recourse, to a financial institution from time to time until September 1998. The Company discontinued the use of the factoring arrangement in 1998. The maximum amount of receivables that could be factored to the financial institution at any time was $500,000. The receivables were discounted at 2.75% of the face value of the receivables. The financial institution retained 20% of the face amount of outstanding receivables in a cash reserve account in the name of the Company. The Company was required to repurchase any receivables sold, which were in arrears more than ninety days, at the receivables amount net of unearned interest. The terms of the factoring agreement allowed the Company to maintain effective control over the receivables

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS RECEIVABLE (CONTINUED)

and therefore the agreement is recorded as a secured borrowing in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". During the year ended December 31, 1997, the Company received $1,080,806 from the factoring of receivables. The factoring obligation outstanding under the agreement at December 31, 1997 amounted to $228,757. Required cash reserves included in cash and cash equivalents amounted to $45,751 at December 31, 1997. Discounts on the factoring of receivables recorded as interest expense in 1997 amounted to $38,500.

NOTE 7 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:




Depreciation expense was $266,133 and $271,865 for 1997 and 1998, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

The following is a summary of notes payable:

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

In December, 1998, the Company acquired a $500,000.00 line of credit through Compass Bank. The line of credit was obtained through the use of letters of credit and guarantee provided by two individuals. The Company issued 250,000 shares of common stock to the two individuals as consideration for their guarantees.

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

On May 14, 1997, the Company issued $50,000 in short-term subordinated convertible debentures which were due in one year. The debentures were convertible at $5.00 per common share including principal and accrued interest. On September 22, 1997, the holder converted $52,067 of principal and interest into 10,413 shares of common stock.

NOTE 10 - LEASE OBLIGATIONS PAYABLE

The Company, as lessee, has entered into various non-cancelable leases for service equipment, vehicles, and office facilities. Future minimum lease payments under non-cancelable leases at December 31, 1998 are as follows:

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LEASE OBLIGATIONS PAYABLE (CONTINUED)

Rent expense during the years ended December 31, 1997 and 1998 for operating leases was $173,494 and $116,695, respectively, and is included in operating expenses.

The cost of assets subject to capital leases included in office furniture and equipment is as follows:





In April 1996, the Company entered into an equipment lease agreement and stock option agreement with Ironwood Leasing Ltd. (a related party) which is recorded as a capital lease by the Company. Principals of Ironwood Leasing, Ltd. are also stockholders of ETC, including a director of ETC. The master lease agreement is for a term of five years beginning April 23, 1996 through April 23, 2001 and allows the Company to lease certain equipment for amounts specified in the agreement with rental payments due on the first of each month. As of December 31, 1998, monthly payments required under the master lease agreement amounted to $5,000 expiring in October 2001.

At any time during the term of the agreement, the leasing company has the right to i) sell to ETC any or all of the equipment in exchange for the number of shares of ETC common stock, or stock of any company with which ETC merges, that is equal to the purchase price of the equipment divided by $5.00 per share or,
ii) purchase, at $5.00 per share, the number of shares of ETC stock, or stock of the merged company, equal to the purchase price of the equipment divided by 5.00, and give ETC the option to purchase the equipment at the end of the lease for $1.00; provided, that if ETC issues, agrees to issue or grants an option to purchase ETC stock to any other person for a price less than $5.00 per share, the price payable to the leasing company will be reduced to such lower price. The Company has subsequently agreed to grant the leasing company the right to exercise the options at $1.00 per share.

Because this transaction was with other than employees, it was accounted for using the fair value method under SFAS 123, "Accounting for Stock-based Compensation." Using the fair market method, the fair value of the options granted in this transaction was based on the fair value of the services received. Compensation expense recognized in conjunction with these options for the year ended December 31, 1997 was not material.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LEASE OBLIGATIONS PAYABLE (CONTINUED)

The leasing company agreement contained certain restrictive covenants which (i) required ETC to escrow all accounts received which were derived from the use of this equipment, less third party costs, through March 31, 1996 or until any class of stock became registered with the Securities and Exchange Commission or otherwise became publicly traded, or the funds in escrow equaled the total purchase price of the equipment, and (ii) restricted ETC from issuing additional securities before ETC merged with a public company. ETC was in violation of each of these covenants and has obtained a waiver from the leasing company releasing ETC from any claims under the escrow requirement and violations relating to the issuance of securities. On June 20, 1996, Ironwood waived the escrow requirements imposed pursuant to the Lease Agreement for the period ending June 30, 1996. Ironwood agreed that the Company would not have to comply with the escrow provisions of the Lease Agreement until the Company had received 30 days written notice from Ironwood. A credit facility portion of the agreement has been terminated.

NOTE 11 - INCOME TAXES

ETC has net operating loss carryforwards of approximately $5,660,000 that are available to offset any future income tax liability. The net operating loss carryforwards expire as follows:




Deferred income taxes result from the book versus tax accounting difference for net operating loss carryforwards, accrued payroll and stock option-based compensation. The Company has deferred tax assets amounting to approximately $1,627,000 and $2,100,000 at December 31, 1997 and 1998, respectively. The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at December 31, 1997 and 1998.

The components of the provision for federal income taxes are as follows as of December 31:

                                                   1997              1998
                                              --------------   --------------
Currently payable                             $           --   $           --
Deferred                                             (36,000)              --
                                              --------------   --------------

Federal income tax expense (benefit)          $      (36,000)  $           --
                                              ==============   ==============

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

Deferred tax benefit in 1997 results from the difference in extraordinary gain on extinguishment of debt which reduced the benefit of the net operating loss carryforwards and decreased the valuation allowance recorded against the deferred tax assets.

NOTE 12 - BUSINESS COMBINATION

Effective April 1, 1997, the Company completed a business combination with Electra-Net, L.C. ("Electra-Net") by assuming their net liabilities. Electra-Net, L.C. is a company that was wholly owned and controlled by ETC's former Chairman of the Board, Chief Executive Officer and President at the time of the combination. The individual no longer holds those titles and is currently only a shareholder.

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

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCK OPTIONS

The Company has issued various stock options to employees of the Company which are considered compensatory. Vesting varies by employee agreement ranging from 2 to 5 years. The contractual life of outstanding stock options at December 31, 1998 is the term of employment of the holder.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCK OPTIONS (CONTINUED)

A summary of the status of employee stock options is set forth below:





The following table summarizes information about stock options granted during the years ended:












The following table summarizes information about stock options outstanding at December 31, 1997 and 1998:

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 13 - STOCK OPTIONS (CONTINUED)





Fair value for the stock underlying stock options and stock warrants was determined, prior to the Company trading on the over-the-counter market, using information available from other stock sale transactions at or near the grant date. In management's opinion, these transactions between willing parties included the best information available at the time of grant to estimate the market value of the common stock of the Company. No quoted market prices existed due to the non-public status of the Company. Fair values for the stock underlying stock options and stock warrants subsequent to becoming publicly traded consisted of quoted market prices as listed in stock-trading business journals. These fair values were used to determine the compensatory components of the stock options and stock warrants granted during the years ended December 31, 1997 and 1998. The Company's common stock became publicly traded in April 1997.

Compensation costs will be recognized as an expense over the vesting period of the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. There is no future compensation expense to be recorded in subsequent periods as of December 31, 1998. During 1997, the Company elected to rescind specific compensatory stock options of an officer of the Company. Accordingly, compensation costs associated with these options were not expensed due to the officer retroactively forfeiting any rights under the original option agreement. Effective June 30, 1997, the Company elected to vest all employee stock options and recognize compensation expense for all outstanding options. Compensation cost totalling $321,220 was recognized as expense during the year ended December 31, 1997.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0.0 percent; expected volatility of 40.0 percent; risk free interest rates of 5.0 percent; expected lives of two years. Following are the weighted-average assumptions used for grants in 1998: dividend yield of 0.0 percent; expected volatility of 40.0 percent; risk free interest rates of 4.5 percent; expected lives of five years. Had compensation cost for the Company's stock based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net loss in 1997 would have been $2,392,318. Basic and diluted loss per share would have been $(1.09) and $(1.13) in 1997, respectively. Had compensation cost for the Company's stock based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the

NOTE 13 - STOCK OPTIONS (CONTINUED)

Company's net loss in 1998 would have been $1,081,361. Basic and diluted loss per share would have been $(.28) and $(.54), respectively, in 1998.

As discussed in Note 10, the Company issued 28,333 options to purchase common stock at $6.00 per share to a corporation as collateral to secure a note payable. The Company accounted for this transaction using the "intrinsic value based method" of accounting for stock options. The exercise price of the stock options on the date of grant is equal to fair market value of the underlying common stock. The fair value was determined based upon available market quotes on the date of grant. No compensation expense was recognized in conjunction with these options for the year ended December 31, 1997. The options expired on May 19, 1998.

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

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $38,253 in expense for 1998 for the issuance of nonemployee stock options under FASB Statement 123.

NOTE 14 - STOCK WARRANTS

Effective February 28, 1997, the Company issued 130,000 stock warrants to shareholders which expire on February 28, 2004, and allow the holder of each warrant to purchase one share of common stock at a price of $5.00 per share. Fair value of the stock underlying the warrants issued was determined based upon the selling price to a willing buyer at or near the date of grant. In management's opinion, these transactions included the best information available at the time of grant to estimate the fair value of the common stock of the Company. The warrants issued to the shareholder were for services rendered for consulting in obtaining equity capital and marketing the Company's common stock and were accounted for under SFAS 123, "Accounting for Stock Based Compensation." The fair value of the warrants was estimated using the Binomial Method with the following assumptions: dividend yield 0.0%; risk free interest rate of 8%; expected lives of two years. Compensation expense of $96,200 was recognized in 1997. As of December 31, 1998, no warrants have been exercised.

Effective June 1, 1997, the Company issued 5,750 stock warrants to shareholders which expired on June 1, 1998, and allow the holder of each warrant to purchase one share of common stock at a price of $6.00 per share. Fair value was determined based on quoted market prices. The warrants issued to shareholders were for services rendered for consulting in obtaining equity capital and marketing the Company's common stock and were accounted for under SFAS 123, "Accounting for Stock Based Compensation." The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield 0.0%; expected volatility 40.0%; risk-free interest rate 5.0%; expected lives of one year. Compensation expense of $6,212 was recognized in 1997. None of these warrants were exercised prior to their expiration.

NOTE 15 - CUSTOMER CONCENTRATION

For the years ended December 31, 1997 and 1998, revenues from one customer amounted to approximately 56% and 74% of total revenues. For the year ended December 31, 1997, revenues from a separate customer amounted to approximately 13% of revenues.

Trade accounts receivable included $86,717 and $146,880 relating to these customers at December 31, 1997 and 1998, respectively.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16  - RELATED PARTY TRANSACTIONS

In December 1995, the Company entered into an agreement with a marketing firm to assist in obtaining and servicing customers. A member of the marketing firm is a former member of the Board of Directors. Compensation for services rendered to the Company will be paid through November 1997. At December 31, 1997, the Company was indebted to the former director in the amount of $32,857. During the year ended December 31, 1997, the Company incurred expenses under this agreement amounting to $19,872.

The Company had an agreement to purchase equipment from SNC. The relationship exists through SNC's purchase contract with an equipment wholesaler which allowed SNC to purchase equipment at a significant discount. The Company recorded the equipment purchases at SNC's cost. As of December 31, 1997, the agreement had been cancelled. During the year ended December 31, 1997, the Company purchased equipment totaling $20,291.

On May 2, 1997, the Company and Elaine Boze, the Company's General Counsel and a member of the Board of Directors, entered into a Severance Agreement and General Release (the "Severance Agreement") whereby Ms. Boze resigned as General Counsel and a director of the Company. Under the terms of the Severance Agreement, Ms. Boze received a $25,000 separation payment and is entitled to a continuation of her health care benefits until such time as Ms. Boze becomes employed by an entity providing similar benefits. In consideration for the foregoing, Ms. Boze agreed to non-competition, confidentiality and non-solicitation covenants which expire on May 2, 1999. The Company has learned that Ms. Boze obtained employment that provides similar health care benefits.

On January 18, 1996, ETC entered into a consulting agreement with Michael Eckstein, a director of the Company, pursuant to which Mr. Eckstein agreed to assist ETC in identifying and placing under contract TPAs, preferred provider organizations and other managed care companies which may be able to utilize the Company's claims processing services. This agreement has been terminated and there are no outstanding claims with respect to the agreement.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK - The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

LITIGATION - The Company is in certain lawsuits arising in the ordinary course of business. The Company is vigorously defending all allegations against it. While the Company's legal counsel and management do not expect any adverse judgments, should the Company be required to pay damages as a result of any litigation, the payment of such damage award may have a material adverse effect on its financial condition and results of operations.

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended December 31, 1997 and 1998, the Company paid $79,202 and $27,663 for interest, respectively. During the years ended December 31, 1997 and 1998, the Company made no payments for income taxes.

Non-cash investing and financing activities include the following:

The Company acquired assets valued at $16,747 and $37,066 through capital lease obligations during the year ended December 31, 1997 and 1998, respectively.

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

During 1998, the Company issued 142,500 shares of common stock for prepaid interest in connection with the execution of certain notes payable (see Note
9). During 1998, $100,000 principal amount of a subordinated convertible debenture was converted to 200,000 shares of common stock.

Fair value of the common stock issued for services were determined based upon recent sales to willing parties at or near the date of issuance. In management's opinion, fair value on the date of issuance of common stock and the cost recognized in the financial statements is commensurate with the value of the services provided to the Company in 1997 and 1998.

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

              ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








NOTE 19 - EARNINGS PER SHARE (CONTINUED)






As of December 31, 1997 and 1998, options to purchase 185,417 and 8,550 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per share because the options had an antidilutive effect on earnings per share.

                                 EXHIBIT INDEX

Exhibit
Number             Description
--------           -----------------------
  (2)              Agreement and Plan of Reorganization,
                   heretofore filed as Exhibit (2) to the
                   Company's Form 8-K filed with the
                   Securities and Exchange Commission on
                   February 16, 1999, is incorporated herein
                   by reference.

  (10) Employment Agreement, heretofore filed as Exhibit (10) to the Company's Form 8-K filed with the Securities and Exchange
                   Commission on February 16, 1999, is
                   incorporated herein by reference.

 (10.1) Registration Rights Agreement, heretofore filed as Exhibit (10) to the Company's
                   Form 8-K filed with the Securities and
                   Exchange Commission on February 16, 1999, is incorporated herein by reference.

 (27.1)            Financial Data Schedule