Form 10QSB
period 1999-03-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 1999-05-17
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,463,608 shares as of March 31, 1999

                      ELECTRONIC TRANSMISSION CORPORATION
                      -----------------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Unaudited)
                                     ASSETS
                                   ----------

                                                                                                   March 31, 1999
                                                                                                 ------------------
Current Assets:
         Cash and cash equivalents                                                                   $       90,072
         Accounts receivable, Trade                                                                         617,344
         Note receivable                                                                                        ---
         Capital lease receivable                                                                             2,417
         Prepaid assets                                                                                      31,001
                                                                                                     --------------
                  Total Current Assets                                                                     740,834
                                                                                                     --------------
Property and Equipment, net                                                                                 342,675
                                                                                                     --------------
Other Assets                                                                                                384,391
                                                                                                     --------------
Total Assets                                                                                         $    1,467,900
                                                                                                     ==============
Current Liabilities:
         Accounts payable                                                                            $      944,420
         Notes payable and Convertible Debentures                                                           342,644
         Current portion, capital lease obligations                                                          27,382
         Net liabilities of discontinued operations                                                         135,862
                                                                                                     --------------
                  Total Current Liabilities                                                               1,450,308
Long-term capital lease obligations                                                                         130,835
                                                                                                     --------------
                  Total Liabilities                                                                      $1,581,143
                                                                                                     --------------
Stockholders' equity:
         Preferred stock, $1 par value, 2,000,000 shares
                  authorized;  no shares issued and outstanding                                                 --
         Common stock, $.001 par value, 20,000,000
                  shares authorized; 9,339,733 shares issued
                  and outstanding                                                                             9,464
         Additional paid-in-capital                                                                       8,264,281
           Accumulated deficit                                                                           (8,386,988)
                                                                                                     --------------
                  Total Stockholders' Equity                                                               (113,243)
                                                                                                     --------------
Total Liabilities & Stockholders' Equity                                                                 $1,467,900
                                                                                                     ==============

                       ELECTRONIC TRANSMISSION CORPORATION
                      --------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ---------------------------------------
                                   (Unaudited)


                                                          Three Months Ended March 31,
                                                           1999                  1998
                                                     ----------------      ----------------
Service revenues                                     $       645,811       $       971,011

Costs and expenses:
    Costs of revenues                                        230,091               443,574
    Selling, general and administrative                      612,577               701,729
                                                              60,504                67,157
                                                     ----------------      ----------------
        Total Costs and Expenses                             903,172             1,212,460
                                                     ----------------      ----------------
Loss from operations                                        (257,361)             (241,449)

Other Income (Expense):
    Interest expense, net                                     (7,222)               (8,670)
    Other income                                                   -                16,973
                                                     ----------------      ----------------
        Total Other Income                                    (7,222)                8,303
                                                     ----------------      ----------------
Net loss                                             $      (264,583)      $      (233,146)
                                                     ================      ================
Loss per common share:
        Basic                                        $         (0.03)      $         (0.02)
                                                     ================      ================
        Diluted                                      $         (0.03)      $         (0.07)
                                                     ================      ================

Weighted average common shares outstanding:
         Basic                                             8,981,923            14,305,469
                                                     ================      ================
         Diluted                                          10,096,090            14,305,469
                                                     ================      ================

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



                                             Common Stock           Additional
                                       -------------------------     Paid-In        Accumulated
                                          Shares       Amount        Capital          Deficit         Total
                                       ------------  -----------  --------------  ---------------  ------------
Balance at December 31, 1998             4,926,024   $    4,927   $   7,793,590   $   (7,327,080)  $   471,437
Merger with Health Plan
     Initiatives, Inc.                   3,538,306        3,538         293,462                -       297,000
Issuance of shares for cash                105,000          105          13,020                -        13,125
Conversion of debt                         580,027          580         164,449                -       165,029
Balance due-debt conversion                 50,000           50             (50)               -             -
Issuance of shares for services             75,000           75                                -            75
Issuance of shares for non-dilution                                                                          -
     clause and forbearance agreement      651,751          652            (652)               -             -
Cancellation of shares                    (462,500)        (463)            463                -             -
Net loss                                         -            -               -         (247,783)     (247,783)
                                       ------------  -----------  --------------  ---------------  ------------
Balance at March 31, 1999                9,463,608        9,464       8,264,282       (7,574,863)      698,883

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                          1999            1998
                                                                      ------------    ------------
Cash flows from operations:
Net loss                                                              $   (264,583)   $   (233,146)
Adjustments to reconcile net loss to
  net cash used in operating activities:
         Issuance of common stock for interest                               5,702              --
         Change in net assets of discontinued operations                    (5,455)             --
         Depreciation and amortization                                      60,504          67,157
         Changes in operating assets and liabilities:
              Accounts receivable-trade                                    (36,476)       (117,625)
              Employee advances                                                 --          (4,250)
              Prepaid expenses                                              24,796         (25,972)
              Deposits and other assets                                         --         (18,572)
              Accounts payable and accrued expenses                         92,995          27,624
                                                                      ------------    ------------
                   Net cash used in operating activities                  (122,517)       (304,784)
                                                                      ------------    ------------

Cash flows from investing activities:
         Payments on capital lease receivable                                   --           6,674
         Purchases of furniture and equipment                                 (777)        (84,464)
                                                                      ------------    ------------
                   Net cash provided (used) in investing activities           (777)        (77,790)
                                                                      ------------    ------------

Cash flows from financing activities:
         Issuance of notes payable and convertible debentures              100,000              --
         Payments on notes payable and convertible debentures              (40,776)        (25,522)
         Payments on capital leases payable                                (22,267)        (26,890)
         Capital contribution                                                   --              --
         Issuance of common stock for cash                                  13,125              83
                                                                      ------------    ------------
                   Net cash provided (used) by financing activities         50,082         (52,329)
                                                                      ------------    ------------
Net increase (decrease) in cash                                            (73,212)       (434,903)
Cash and equivalents, beginning of period                                  163,284         548,565
                                                                      ------------    ------------
Cash and equivalents, end of period                                   $     90,072    $    113,662
                                                                      ============    ============

                       ELECTRONIC TRANSMISSION CORPORATION
                      -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  --------------------------------------------

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

NOTE 2 - CONSOLIDATION

Effective January 31, 1999, the Company completed the acquisition of Health Plan Initiatives, Inc., a Texas corporation, which became a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of Health Plan Initiatives, Inc. since January 31, 1999. Effective December 31, 1998, the Company discontinued the operations of its Third Party Administrator (ETC Administrative Services, Inc.). The consolidated financial statements include the accounts related to the winding up of that business.

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

                                                     March 31, 1998            March 31, 1999
                                                  --------------------       -------------------
         Furniture                                $            106,111       $           128,407
         Computer & Office Equipment                           678,494                   749,675
         Computer Software                                     565,221                   286,611
         Leasehold Improvements                                  9,747                    16,564
                                                  --------------------       -------------------
                                                             1,359,572                 1,161,257
                  Less: accumulated depreciation              (475,867)                 (818,582)
                                                  --------------------       -------------------
                                                  $            883,705       $           342,675
                                                  ====================       ===================


NOTE 4 - SUBSEQUENT EVENTS

On May 6, 1999, Scott A. Stewart was appointed President of the Company and appointed as a member of the Board of Directors. Mr. Stewart previously served on the Board of Directors of the Company from December, 1997 until December, 1998. Mr. Stewart is a partner in the law firm of Horsley & Stewart which provides general corporate legal services to the Company.

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

Results of Operations of the Company

For the Quarter Ended March 31, 1999 Compared to the Quarter Ended March 31,
1998

         Revenues. Revenues from automation services totaled $258,345 and $255,384 for the quarters ended March 31, 1999 and 1998, respectively. Revenues from repricing totaled $347,850 and $508,972 for the three months ended March 31, 1999 and 1998, respectively. The Third Party Administrator division (ETC Administrative Services, Inc.) was discontinued effective December 31, 1998 and accounted for $39,617 in revenue during the quarter ended March 31, 1999.

         Cost of Revenues. Costs of automation services totaled $85,551 and $188,827 for the quarters ended March 31, 1999 and 1998, respectively. The costs for the first quarter of 1999 were comprised of $ 51,204 in data entry personnel, $24,433 in imaging fees and $9,914 in communication expenses. In the first quarter of 1998, these costs consisted of $106,311 in data entry personnel, $49,515 in imaging fees and $9,759 in communication expenses. Costs related to repricing activities were comprised primarily of costs of network services and were largely made up of $144,540 and $221,603 in third party network fees for the quarters ended March 31, 1999 and 1998, respectively.

         Gross Profit. Gross profit for the quarter ended March 31, 1999 was $415,720 as compared to $527,437 for the quarter ended March 31, 1998. The gross profit margin for the quarter ended March 31, 1999, was 64% verses 54% for 1998.

         Others Expenses. Selling, general and administrative costs decreased to $612,577 for the quarter ended March 31, 1999, compared to $701,729 for the quarter ended March 31, 1998. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the quarter ended March 31, 1999, total personnel costs were $396,989, total rent costs were $36,646, total telephone costs were $31,148 and total professional fees were $58,060. For the quarter ended March 31, 1998, total personnel costs were $527,904, total rent costs were $43,373, total telephone costs were $40,906 and total professional fees were $7,223. Professional fees were primarily incurred in connection with the acquisition of Health Plan Initiatives, Inc., year-end audit and legal matters.

         Net interest expense decreased to $7,222 for the quarter ended March 31, 1999 compared to $8,670 for the quarter ended March 31, 1998.

         Net Loss. The Company incurred a net loss of $264,583 and $233,146 for the quarters ended March 31, 1999 and 1998, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

         Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At March 31, 1999, the Company had cash and cash equivalents of approximately $90,072, and a working capital deficit of approximately $709,474. The Company has a note payable in the amount of $84,408 bearing interest at 12% per annum. Payments of principal and interest are due and payable monthly in the amount of $5,508 for the period January, 1999 through October, 1999, with a final payment of $55,718 due on November 1, 1999. Health Plan Initiatives, Inc. has a non-interest bearing note in the principal amount of $81,869 that is presently due.

         The Company has a $500,000 line of credit through Compass Bank. The Company has an outstanding balance on the line of credit in the amount of $100,000. Interest on the line of credit is paid monthly. Health Plan Initiatives, Inc. has a line of credit with Chase Bank in the amount of $100,000 with an outstanding balance of $74,764 on March 31, 1999.

         Research and development to be performed over the next twelve months will attempt to enhance the current software programs used in automating clients by increasing the speed of processing and developing value added services for clients. It is not expected that costs associated with projected research and development efforts will materially effect the financial condition and results of operations of the Company for the 1999 fiscal year.

         The Company is currently exploring alternatives for obtaining additional working capital, including both debt and equity financings and the sale of assets. However, at this time, the Company has not entered into any agreements to obtain additional capital and there can be no assurances that additional capital will be available to or obtained by the Company.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         HPI and Robert Fortier are parties to a suit, Cause No. 98-4481-F, styled A&G Financial Consultants, Inc. et al v. Lisa Kaplan, Caroline Flipp and Medical Claims Solutions, Inc. v. Robert Fortier, Health Plan Initiatives, Inc., et al v. Medical Claims Solutions, Inc., pending in the 116th Judicial District Court of Dallas County, Texas. The suit was originally brought by A&G Financial Services, Inc. against Medical Claims Solutions, Inc. et al (MCS) for misappropriation of assets and trade secrets and interference with customers. MCS filed cross-actions against A&G, Robert Fortier,

HPI, and others alleging conspiracy to steal customers of MCS. HPI was a vendor for MCS and has filed a counterclaim against MCS for approximately $250,000.00 in past due compensation. HPI and Mr. Fortier deny all of the allegations that have been made against them. The stock of HPI was acquired by the Company effective January 31, 1999.

         On March 10, 1999, the Company filed suit in the 134th Judicial District Court of Dallas County, Texas. The suit is against a former employee for overstatement of negotiated savings while working through Electra-Net. The overstatement resulted in overcompensation of the employee because he was compensated on a percentage of the savings he negotiated. The suit seeks recovery of overpayments and other damages.

ITEM 2.  CHANGES IN SECURITIES

         The Company converted all of the outstanding principal and interest ($120,029) related to the indebtedness to TDC Partners, Inc. in exchange for 400,027 shares of common stock of the Company and a warrant to purchase up to 120,029 shares of common stock of the Company at a strike price of $1.00/share.

         On February 16, 1999, Ken Andrew exercised 105,000 options at a strike price of $0.125.

         In January, 1999, the Company issued 50,000 and 25,000 shares of common stock, respectively, to two new executive employees as employment incentives.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended March 31, 1999, the Company received a notice of default of its obligation to pay Missions Society International. Missions Society is the holder of a convertible debenture in the original principal amount of $100,000. Missions Society previously determined that it will not convert this indebtedness and the Company negotiated repayment terms calling for payments of $5,508 per month for the period January, 1999 through October, 1999 with a final payment of $55,718 due and payable on November 1, 1999. The Company has paid all past due installments and is presently current on this obligation.

ITEM 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On May 6, 1999 Scott A. Stewart was appointed President of the Company and appointed as a member of the Board of Directors. Mr. Stewart previously served on the Board of Directors of the Company from December, 1997 until December, 1998. Mr. Stewart is a partner in the law firm of Horsley & Stewart which provides general corporate legal services to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits Page

                                                                                       Page

     1. Financial Statements. The following financial statements are submitted as a part of this report:

            Balance Sheet - March 31, 1999                                              2
            Statements of Operations - Quarters Ended March 31, 1999 and 1998           3
            Statement of Stockholders' Equity - Quarter Ended March 31, 1999            4
            Statements of Cash Flows - Quarters Ended March 31, 1999 and 1998           5
            Notes to Financial Statements                                               6

     2.     Exhibits.
            Exhibit Number         Description of Exhibits
            --------------         -----------------------
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

                (27.1)             Financial Data Schedule


(b) Reports on Form 8-K.

         An amended report on Form 8-K was filed by the Company on April 15, 1999, providing audited financial information and consolidated pro forma financial information relating to the Health Plan Initiatives, Inc. acquisition.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ELECTRONIC TRANSMISSION CORPORATION




May 14, 1999                  By:   /s/   Robert Fortier
                                   ---------------------------------------------
                                    Robert Fortier, Chairman, Chief Executive
                                    Officer, and Director (Principal Executive
                                    Officer)





May 14, 1999                  By:     /s/   Brian Schoonmaker
                                   ---------------------------------------------
                                    Brian Schoonmaker, Chief Operating Officer
                                    (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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