Form 10QSB
period 1999-06-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 1999-08-16
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,463,608 shares as of June 30, 1999

                       ELECTRONIC TRANSMISSION CORPORATION

                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                              June 30, 1999
ASSETS

Current Assets:
      Cash and cash equivalents                                $    69,859
      Accounts receivable                                          970,296
      Notes receivable                                                --
      Current portion, capital lease receivable                       --
      Prepaid assets                                                89,518
                                                               -----------
            Total current assets                                 1,129,673


Property and equipment, net                                        291,324

Investment                                                            --

Other assets                                                       374,717
                                                               -----------
                                                               $ 1,795,714
                                                               ===========

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued liabilities                 $ 1,173,128
      Notes payable and convertible debentures                     558,709
      Current portion, capital lease obligations                    19,839
      Net liabilities of discontinued operations                   213,769
                                                               -----------
            Total current liabilities                            1,965,445


Long-term capital lease obligations                                121,405
                                                               -----------
            Total liabilities                                    2,086,850
                                                               -----------


Commitments and contingencies                                         --


Stockholder's equity (deficit):
      Preferred stock                                                 --
      Common stock                                                   9,464
      Additional paid-in-capital                                 8,264,281
      Accumulated deficit                                       (8,564,881)
                                                               -----------
            Total stockholder's equity (deficit)                  (291,136)
                                                               -----------

                                                               $ 1,795,714
                                                               ===========

                       ELECTRONIC TRANSMISSION CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------


                                               Three Months                 Six Months Ended
                                              Ended June 30,                   June 30,
                                                  1999            1998            1999            1998
                                              ------------    ------------    ------------    ------------
Service revenues                              $    829,409    $    816,934    $  1,475,220    $  1,787,945

Cost and Expenses:
      Cost of revenues                        $    325,809    $    311,112    $    555,900    $    754,686
      Selling, general and administrative          600,606         629,438       1,213,183       1,331,167
      Depreciation and amortization                 74,421          99,425         134,925         166,582
                                              ------------    ------------    ------------    ------------
            Total cost and expenses              1,000,836       1,039,975       1,904,008       2,252,435
                                              ------------    ------------    ------------    ------------

Loss from operations                              (171,427)       (223,041)       (428,788)       (464,490)

Other income (expense)
      Interest expense, net                         (6,712)         (9,564)        (13,934)        (18,234)
      Other income                                    --            62,651            --            79,624
                                              ------------    ------------    ------------    ------------
            Total other income                      (6,712)         53,087         (13,934)         61,390

Net income (loss)                             $   (178,139)   $   (169,954)   $   (442,722)   $   (403,100)
                                              ============    ============    ============    ============


Loss per common share:
              Basic                           $      (0.02)   $      (0.06)   $      (0.05)   $      (0.14)
                                              ============    ============    ============    ============
              Diluted                         $      (0.02)   $      (0.06)   $      (0.04)   $      (0.15)
                                              ============    ============    ============    ============

Weighted average common shares outstanding:
              Basic                              9,463,608       2,798,838       9,222,766       2,798,838
                                              ============    ============    ============    ============
              Diluted                           10,507,775       2,712,384      10,301,933       2,712,384
                                              ============    ============    ============    ============

                      ELECTRONIC TRANSMISSION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                                  1999            1998             1999             1998
                                                             -------------    -------------    -------------    -------------
Cash flows from operations:
Net loss                                                     $    (178,139)   $    (169,954)   $    (442,722)   $    (403,100)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Issuance of common stock for interest                           --               --              5,702             --
      Change in net assets of discontinued operations               77,907             --             72,452             --
      Depreciation and amortization                                 74,421           99,425          134,925          166,582
      Changes in operating assets and liabilities:
         Accounts receivable-trade                                (350,535)          85,584         (387,011)         203,909
         Employee advances                                            --              1,340             --                578
         Prepaid expenses                                          (58,517)         (65,158)         (33,721)         (91,130)
         Deposits and other assets                                    --              7,700             --            (14,360)
         Accounts payable and accrued expenses                     230,053         (193,905)         323,048         (416,843)
                                                             -------------    -------------    -------------    -------------
              Net cash used in operating activities               (204,810)        (234,968)        (327,327)        (554,364)
                                                             -------------    -------------    -------------    -------------

Cash flows from investing activities:
      Payments on capital lease receivable                            --              6,842             --             13,517
      Purchases of furniture and equipment                          (7,706)         (11,790)          (8,483)         (96,254)
                                                             -------------    -------------    -------------    -------------
              Net cash provided (used) in investing
                 activities                                         (7,706)          (4,948)          (8,483)         (82,737)
                                                             -------------    -------------    -------------    -------------

Cash flows from financing activities:
      Issuance of notes payable and convertible debentures         237,224          301,159          337,224          301,159
      Payments on notes payable and convertible debentures         (27,950)         (39,508)         (68,726)         (59,670)
      Payments on capital leases payable                           (16,971)          (1,089)         (39,238)         (18,729)
      Capital contribution                                            --             99,906             --             99,970
      Proceeds from capital lease                                     --             37,066             --             37,066
      Issuance of common stock for cash                               --                152           13,125              172
                                                             -------------    -------------    -------------    -------------
             Net cash provided (used) by financing
                activities                                         192,303          397,686          242,385          359,968
                                                             -------------    -------------    -------------    -------------
Net increase (decrease) in cash                                    (20,213)         157,770          (93,425)        (277,133)
Cash and equivalents, beginning of period                           90,072          113,662          163,284          548,565
                                                             -------------    -------------    -------------    -------------
Cash and equivalents, end of period                          $      69,859    $     271,432    $      69,859    $     271,432
                                                             =============    =============    =============    =============

                       ELECTRONIC TRANSMISSION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In 1998 the Company began providing Third Party Administration services to claims payors via its wholly owned subsidiary ETC Administrative Services, Inc. At the end of 1998, it was decided that business would be discontinued and the Company would focus on its core business of automating claims processing and repricing. Since January, 1999, the Company has entered into agreements to provide all or a portion of its core business services to four new clients and expanded the services it provides to its primary customer, Wal-Mart.

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

         On August 12, 1999, the Company sold all of its interest in the stock of Health Plan Initiatives, Inc. to A&G Financial Consultants, Inc., its primary customer. Based on a review of the Company's current position in the market and the belief that a sale would free-up capital to pursue expansion in its core business of automating claims processing and repricing, the Board of Directors believed this was in the best interests of the Company at this time. The Company anticipates filing a Form 8-K providing more details of the transaction.

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

                                                            June 30, 1999             June 30, 1998
                                                       --------------------     --------------------
         Furniture                                     $            141,056     $            106,111
         Computer & Office Equipment                                724,237                  678,105
         Computer Software                                          287,099                  577,400
         Leasehold Improvements                                      16,564                    9,747
                                                       --------------------     --------------------
                                                                  1,168,956                1,371,363
                  Less: accumulated depreciation                  (877,632)                 (574,279)
                                                       --------------------     --------------------
                                                       $            291,324     $            797,084
                                                       ====================     ====================

NOTE 4 - SUBSEQUENT EVENTS

On August 4, 1999, Scott A. Stewart resigned as President of the Company. Mr. Stewart is a partner in the law firm of Horsley & Stewart, which provides general corporate legal services to the Company. Mr. Stewart remains as a director of the Company.

Effective July 31, 1999, Brian Schoonmaker, resigned as Chief Operating Officer and Director of the Company.

NOTE 5 - FINANCING ACTIVITIES

In May 1999, the Company authorized an aggregate private offering of $600,000 of its common stock at a price of $0.50 per share. Possible uses of the funds would be to fund new acquisitions, pay-off existing debt and provide working capital. On August 4, 1999, the Board of Directors increased the amount of the offering to $800,000. As of August 4, 1999, no stock had been issued. There can be no assurance that additional capital will be available to or obtained by the Company.

NOTE 6 - BOARD OF DIRECTORS

Effective May 6, 1999, Scott A. Stewart was elected a Director of the Company. Effective July 31, 1999, Brian Schoonmaker resigned as a Director of the Company.

                       ELECTRONIC TRANSMISSION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Results of Operations of the Company

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

         Revenues. Revenues from automation services totaled $536,071 and $530,741 for the six months ended June 30, 1999 and 1998, respectively. Revenues from repricing totaled $872,201 and $864,026 for the six months ended June 30, 1999 and 1998, respectively. The discontinued TPA division generated revenues of $ 39,617 for the six months ended June 30, 1999 compared to$393,178 for the six months ended June 30, 1998.

         Cost of Revenues. Costs of automation services totaled $171,963 and $338,463 for the six months ended June 30, 1999 and 1998, respectively. Costs for the six months ending June 30, 1999, were comprised of $101,274 in data entry personnel, $42,015 in imaging fees and $28,674 for communication expenses. In the six months ending June 30, 1998, costs consisted of $220,395 in data entry personnel, $94,672 in imaging fees and $18.322 in communication expenses. Costs of repricing services were largely made up of $383,937 and $353,439 in third party network fees for the six months ended June 30, 1999 and 1998, respectively.

         Gross Profit. Gross profit for the six months ended June 30, 1999 was $919,320 as compared to $1,033,259 for the six months ended June 30, 1998. The gross profit margin for the six months ended June 30, 1999 was 62% versus 58% for 1998.

         Other Expenses. Selling, general and administrative costs decreased to $1,213,183 for the six months ended June 30, 1999, compared to $1,272,969 for the six months ended June 30, 1998. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the six months ended June 30, 1999, total personnel costs were $795,198, total rent costs were $76,006, total telephone costs were $57,915 and total professional fees were $101,161. For the six months ended June 30, 1998, total personnel costs were $925,930, total rent costs were $152,700, total telephone costs were $70,159 and total professional fees were $51,982.

         Net interest expense was $13,934 for the six months ended June 30, 1999 compared to $18,234 for the six months ended June 30, 1998.

         Net Loss. The Company incurred a net loss of $ 442,722 and $ 403,100 for the six months ended June 30, 1999 and 1998, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

For the Quarter Ended June 30, 1999, Compared to the Quarter Ended June 30, 1998

         Revenues. Revenues from automation services totaled $277,726 and $276,289 for the quarters ended June 30, 1999 and 1998, respectively. Revenues from repricing totaled $524,351 and

$347,194 for the three months ended June 30, 1999 and 1998, respectively. The Third Party Administrator division (ETC Administrative Services, Inc.) was discontinued effective December 31, 1998 and accounted for $-0- in revenue during the quarter ended June 30, 1999.

         Cost of Revenues. Costs of automation services totaled $86,412 and $159,636 for the quarters ended June 30, 1999 and 1998, respectively. The costs for the second quarter of 1999 were comprised of $50,070 in data entry personnel, $17,582 in imaging fees and $18,760 in communication expenses. In the second quarter of 1998, these costs consisted of $105,783 in data entry personnel, $45,157 in imaging fees and $8,563 in communication expenses. Costs related to repricing activities were comprised primarily of costs of network services and were largely made up of $239,397 and $131,836 in third party network fees for the quarters ended June 30, 1999 and 1998, respectively.

         Gross Profit. Gross profit for the quarter ended June 30, 1999 was $503,600 as compared to $505,822 for the quarter ended June 30, 1998. The gross profit margin for the quarter ended June 30, 1999, was 61% verses 62% for 1998.

         Other Expenses. Selling, general and administrative costs increased to $600,606 for the quarter ended June 30, 1999, compared to $578,859 for the quarter ended June 30, 1998. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the quarter ended June 30, 1999, total personnel costs were $398,209, total rent costs were $39,360, total telephone costs were $26,767 and total professional fees were $43,101. For the quarter ended June 30, 1998, total personnel costs were $393,027, total rent costs were $108,025, total telephone costs were $29,253 and total professional fees were $43,986.

         Net interest expense decreased to $6,712 for the quarter ended June 30, 1999 compared to $9,564 for the quarter ended June 30, 1998.

         Net Loss. The Company incurred a net loss of $178,139 and $169,954 for the quarters ended June 30, 1999 and 1998, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

         Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At June 30, 1999, the Company had cash and cash equivalents of approximately $69,859, and a working capital deficit of approximately $835,772. The Company has a note payable in the amount of $70,277 bearing interest at 12% per annum. Payments of principal and interest are due and payable monthly in the amount of $5,508 for the period January, 1999 through October, 1999, with a final payment of $55,718 due on November 1, 1999. Health Plan Initiatives, Inc. has a non-interest bearing note in the principal amount of $81,869 that is presently due.

         The Company has a $500,000 line of credit through Compass Bank. The Company has an outstanding balance on the line of credit in the amount of $300,000. Interest on the line of credit is paid monthly. Health Plan Initiatives, Inc. has a line of credit with Chase Bank in the amount of $100,000 with an outstanding balance of $100,000 on June 30, 1999.

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

         The Company is currently exploring alternatives for obtaining additional working capital, including both debt and equity financings and the sale of assets. In May 1999, the Company authorized an aggregate private offering of $600,000 of its common stock at a price of $0.50 per share. Possible uses of the funds would be to fund new acquisitions, pay-off existing debt and provide working capital. On August 4, 1999, the Board of Directors increased the amount of the offering to $800,000. As of August 4, 1999, no stock had been issued. There can be no assurances that additional capital will be available to or obtained by the Company.

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

         During the three months ended June 30, 1999, the Company was named as a party Defendant in a lawsuit in Dallas County, Texas arising from an auto accident involving an employee of the Company driving an automobile in the course and scope of their employment. The Company has tendered the defense of the suit to its insurance carrier.

         During the three months ended June 30, 1999, the Company was named as a party Defendant in a suit filed in the Judicial District Court of Dallas by W. Mack Goforth, a former

Chief Financial Officer and Chief Executive Officer of the Company. Mr. Goforth claims he was terminated as a result of a change in control related to the acquisition of Health Plan Initiatives, Inc. The Company terminated Mr. Goforth in October, 1998, for several reasons unrelated to the acquisition of Health Plan Initiatives, Inc. It is the position of the Company that termination was for cause under Mr. Goforth's employment agreement with the Company. The suit seeks monetary damages for back pay and other sums.

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended June 30, 1999, the Company authorized the issuance of 100,000 shares of common stock and options to purchase 300,000 shares of common stock at a strike price of $0.4375 per share to Ken Andrew as full compensation for past services of any nature and for providing investment banking and investor relations services for an additional five years.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended June 30, 1999, the Company did not receive any notice of default of any of its obligation to pay any of its senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On May 6, 1999 Scott A. Stewart was appointed President of the Company and as a member of the Board of Directors. Mr. Stewart previously served on the Board of Directors of the Company from December, 1997, until December, 1998. Mr. Stewart is a partner in the law firm of Horsley & Stewart which provides general corporate legal services to the Company. Mr. Stewart resigned from the position of President as of August 4, 1999. Mr. Stewart remains on the Board of Directors.

         Effective July 31, 1999, Brian Schoonmaker resigned as Chief Operating Officer of the Company and as a member of the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Financial Statements and Exhibits Page                                                  Page
         1.   Financial Statements.  The following financial statements
               are submitted as a part of this report:

              Balance Sheet - June 30, 1999                                                        1
              Statements of Operations - Three months ended and
                                         Six months ended June 30, 1999 and 1998                   2
              Statements of Cash Flows - Three months ended and
                                         Six months ended June 30, 1999 and 1998                   3
              Notes to Financial Statements                                                        4

         2.   Exhibits.


         Exhibit Number        Description of Exhibits
             27.1            Financial Data Schedule

(b)      Reports on Form 8-K

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





                                            ELECTRONIC TRANSMISSION CORPORATION





August 14, 1999                             By: /s/   Robert Fortier
                                                -------------------------------

                                            Robert Fortier, Chairman, Chief
                                            Executive Officer, and Director
                                            (Principal Executive Officer)





August 14, 1999                             By: /s/   Michael Lovell
                                                -------------------------------
                                                Michael Lovell, Controller
                                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit Number                Description of Exhibits
--------------                -----------------------
    27.1                      Financial Data Schedule