Form 10QSB
period 1999-09-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 1999-11-12
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                            COMMISSION FILE NO. 22135

                       ELECTRONIC TRANSMISSION CORPORATION

        (Exact Name of Small business Issuer as Specified in Its Charter)


         Delaware                          0-22135                   75-2578619
(State of other jurisdiction        (Commission File Number)         (IRS Employer
      of incorporation)                                           Identification No.)



        15301 Spectrum Dr.
            Suite 501
          Addison, Texas                                                75001
(Address of principal executive offices)                              (ZIP Code)

                                 (972) 980-0900
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,963,608 shares as of September 30, 1999.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                                    SEPTEMBER 30, 1999
                                                                                    -------------------
                                     ASSETS

Current Assets:
         Cash and Cash Equivalents                                                  $           291,189
         Accounts Receivable                                                                    336,624
         Notes Receivable                                                                       259,582
         Current Portion, Capital Lease Receivable                                                   --
         Prepaid Assets                                                                          79,594
                                                                                    -------------------
            Total Current Assets                                                                966,989
                                                                                    -------------------
Property and Equipment, Net                                                                     232,511

Other Assets                                                                                      6,749
                                                                                    -------------------
                                                                                    $         1,206,249
                                                                                    ===================


                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Accounts Payable and Accrued Liabilities                                   $           469,437
         Notes Payable and Convertible Debentures                                                92,197
         Current Portion, Capital Lease Obligations                                               9,907
         Net Liabilities of Discontinued Operations                                             213,769
                                                                                    -------------------
             Total Current Liabilities                                                          785,310

Long Term Capital Lease Obligations                                                             119,184
                                                                                    -------------------
         Total Liabilities                                                                      904,494
                                                                                    -------------------

Commitments and Contingencies                                                                        --

Stockholders' Equity (Deficit):
         Preferred Stock, $1 par value, 2,000,000 Shares
            Authorized; No Shares Issued and Outstanding                                             --
         Common Stock, $.001 Par Value, 20,000,000
            Shares Authorized; 10,963,608 Shares Issued
             And Outstanding                                                                     10,965
         Additional Paid-In-Capital                                                           8,862,781
         Accumulated Deficit                                                                 (8,571,991)
         Accumulated Other Comprehensive Income                                                      --
                                                                                    -------------------

            Total Stockholders' Equity (Deficit)                                                301,755
                                                                                    -------------------
                                                                                    $         1,206,249
                                                                                    ===================

                       ELECTRONIC TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                     THREE MONTHS ENDED                NINE MONTHS END
                                                        SEPTEMBER 30                     SEPTEMBER 30
                                                        ------------                     ------------
                                                    1999            1998            1999             1998
                                                    ----            ----            ----             ----

Service Revenues                                $   654,344     $   722,962     $ 2,129,564     $ 2,510,907

Cost and Expenses
         Cost of Revenues                           139,471         321,731         695,371       1,076,416
         Selling, General and Administrative        562,758         576,982       1,775,941       1,908,149
         Depreciation and Amortization               44,214          99,315         179,139         265,897
                                                -----------     -----------     -----------     -----------
            Total Cost and Expense                  746,443         998,028       2,650,451       3,250,462
                                                -----------     -----------     -----------     -----------

Loss from Operations                                (92,099)       (275,066)       (520,887)       (739,555)
Other Income (Expense)
         Interest Expense, Net                      (10,179)        (28,794)        (24,113)        (50,219)
         Gain - Sale of Subsidiary                   95,169              --          95,169              --
         Other Income                                    --             612              --          83,426
                                                -----------     -----------     -----------     -----------
            Total Other Income                       84,990         (28,182)         71,056          33,207

Net Income (Loss)                               $    (7,109)    $  (303,248)    $  (449,831)    $  (706,348)
                                                ===========     ===========     ===========     ===========

Loss Per Common Share:
         Basic                                  $     (0.00)    $     (0.11)    $     (0.05)    $     (0.28)
                                                ===========     ===========     ===========     ===========
         Diluted                                $     (0.00)    $     (0.20)    $     (0.05)    $     (0.47)
                                                ===========     ===========     ===========     ===========

Weighted Average Common Shares Outstanding
         Basic                                  $ 9,307,426     $ 2,556,054     $ 9,307,426     $ 2,556,054
                                                ===========     ===========     ===========     ===========
         Diluted                                $ 8,505,447     $ 1,490,410     $ 8,505,447     $ 1,490,410
                                                ===========     ===========     ===========     ===========

                       ELECTRONIC TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                1999           1998
                                                                ----           ----

Cash Flows From Operations:
Net Loss                                                      $(449,831)    $(706,348)
Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
      Issuance of Common Stock for Interest                       5,702            --
      Change in Net Assets of Discontinued Operations            72,452            --
      Depreciation and Amortization                             179,139       265,897
      Changes in Operating Assets and Liabilities:
         Accounts Receivable-Trade                             (155,178)      153,700
         Employee Advances                                           --         1,686
         Prepaid Expenses                                       (23,797)      (96,460)
         Deposits and Other Assets                                   --       (12,200)
         Accounts Payable and Accrued Expenses                   58,483      (341,864)
                                                              ---------     ---------
            Net Cash Used in Operating Activities              (313,030)     (735,589)
                                                              ---------     ---------

Cash Flows from Investing Activities:
      Payments on Capital Lease Receivable                           --        20,531
      Purchases of Furniture and Equipment                      (96,757)     (104,232)
                                                              ---------     ---------
          Net Cash Provided (Used) in Investing Activities      (96,757)      (83,701)
                                                              ---------     ---------

Cash Flows from Financing Activities:
      Issuance of Notes Payable and Convertible Debentures      388,920       348,340
      Payments on Notes Payable and Convertible Debentures     (435,717)     (119,821)
      Payments on Capital Leases Payable                        (51,391)      (21,461)
      Payments Received on Note Receivable                       64,000            --
      Proceeds from Capital Lease                                    --        37,495
      Issuance of Common Stock for Cash                         613,125       152,642
                                                              ---------     ---------
         Net Cash Provided (Used) by Financing Activities       578,937       397,195
                                                              ---------     ---------

Net Increase (Decrease) in Cash                                 169,150      (422,095)

Cash and Equivalents, Beginning of Period                       122,039       548,565
                                                              ---------     ---------

Cash and Equivalents, End of Period                           $ 291,189     $ 126,470
                                                              =========     =========

                       ELECTRONIC TRANSMISSION CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 - GENERAL

     The unaudited financial statements included herein for Electronic Transmission Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC) and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     In 1998, the Company began providing Third Party Administration services to claim payors via its wholly owned subsidiary ETC Administrative Services, Inc. At the end of 1998, it was decided that business would be discontinued and the Company would focus on its core business of automating claims processing and repricing. Since January 1999, the Company has concentrated its business on (6) new clients and the enhancements of its relationship with existing clients, in particular, Wal-Mart.

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

     On August 12, 1999, the Company sold all of its interest in the stock of Health Plan Initiatives, Inc. to A&G Financial Consultants, Inc., its primary customer. Based on a review of the Company's current position in the market and the belief that a sale would free-up capital to pursue expansion in its core business of automating claims processing and repricing, the Board of Directors believed this was in the best interest of the Company at this time. A&G Financial has become a client of the Company for electronic processing of the Health Plan Initiatives business. On August 12, 1999, the Company filed a Form 8-K providing more details on the transaction.

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT

     The following is a summary of office furniture and equipment:



                                                                           Sept. 30, 1999           Sept. 30,1998
                                                                       ----------------------    ----------------------

Furniture                                                              $              141,056    $              106,111
Computer & Office Equipment                                                           736,565                   678,105
Computer Software                                                                     161,315                   578,561
Leasehold Improvements                                                                 16,564                    16,562
                                                                       ----------------------    ----------------------
                                                                                    1,055,500                 1,379,339
      Less:  Accumulated Depreciation                                               (822,989)                 (673,594)
                                                                       ----------------------    ----------------------
                                                                       $              232,511    $              705,745
                                                                       ======================    ======================

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

     Effective July 31, 1999, Brian Schoonmaker, resigned as Chief Operating Officer and Director of the Company.

     On September 9, 1999, Timothy Powell, Executive Vice President and Chief Technology Officer (Board Member) was appointed President of the Company while maintaining his role as Chief Technology Officer.

NOTE 5 - FINANCING ACTIVITIES

     In May 1999, the Company authorized an aggregate private equity offering of $600,000 of its common stock at a price of $0.50. On August 4, 1999, the Board of Directors increased the amount of the offering to $800,000 at a price of $0.50 for an investment from $25,000 to $200,000; $0.40 for an investment from $200,001 to $300,000; and $0.25 for an investment from $300,001 and over. The price is paid based upon each tier as it is reached and not all at the rate for the last tier. As of October 31, 1999, 1,500,000 shares have been issued and $600,000 raised through this private placement. These funds have been used to pay-off existing debt ($300,000) and provide working capital. There can be no assurance that additional capital will be available to or obtained by the Company.

NOTE 6 - BOARD OF DIRECTORS

     Effective May 6, 1999, Scott A. Stewart was elected a Director of the Company. Effective July 31, 1999, Brian Schoonmaker resigned as a Director of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of the Company.

Results of Operations of the Company

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     Revenues. Revenues primarily consist of two major components, automation and repricing. Revenues from automation services totaled $964,302 and $776,181 for the nine months ended September 30, 1999 and 1998, respectively. Revenues from repricing totaled $1,056,562 and $1,225,723 for the nine months ended September 30, 1999 and 1998, respectively. The discontinued TPA division generated revenues of $39,617 for the nine months ended September 30, 1999 compared to $509,004 for the nine months ended September 30, 1998.

     Cost of Revenues. Cost of Revenues primarily consists of two major components, automation and repricing. Costs of automation services totaled $272,284 and $504,798 for the nine months ended September 30, 1999 and 1998, respectively. Costs for the nine months ended September 30, 1999, were comprised of $165,780 in data entry personnel, $61,032 in imaging fees and $45,472 for communication expenses. In the nine months ending September 30, 1998, costs consisted of $311,277 in data entry personnel, $132,833 in imaging fees and $33,233 in communication expenses. Costs of repricing services were largely made up of $392,796 and $514,486 in third party network fees for the nine months ended September 30, 1999 and 1998, respectively.

     Gross Profit. Gross profit for the nine months ended September 30, 1999 was $1,434,193 as compared to $1,434,491 for the nine months ended September 30, 1998. The gross profit margin for the nine months ended September 30, 1999 was 67% versus 57% for 1998.

     Other Expenses. Selling, general and administrative costs decreased to $1,775,941 for the nine months ended September 30, 1999, compared to $1,908,149 for the nine months ended September 30, 1998. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the nine months ended September 30, 1999, total personnel costs were $1,175,372, total rent costs were $117,751, total telephone costs were $88,984 and total professional fees were $132,408. For the nine months ended September 30, 1998, total personnel costs were $1,091,170, total rent costs were $149,854, total telephone costs were $95,216 and total professional fees were $138,035.

     Net Interest. Net interest expense was $24,113 for the nine months ended September 30, 1999 compared to $50,219 for the nine months ended September 30, 1998.

     Net Loss. The Company incurred a net loss of $449,831 and $706,348 for the nine months ended September 30, 1999 and 1998, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

For the Quarter Ended September 30, 1999, Compared to the Quarter Ended September 1998

     Revenues. Revenues primarily consist of two major components, automation and repricing. Revenues from automation services totaled $428,231 and $235,954 for the quarters ended September 30, 1999 and 1998, respectively. Revenues from repricing totaled $184,361 and $305,735 for the three months ended September 30, 1999 and 1998, respectively. The Third Part Administration Division (ETC Administrative Services, Inc.) was discontinued effective December 31, 1998 and accounted for $0.00 in revenue during the quarter ended September 30, 1999.

     Cost of Revenues. Cost of Revenues primarily consists of two major components, automation and repricing. Costs of automation services totaled $100,321 and $142,014 for the quarters ended September 30, 1999 and 1998, respectively. The costs for the third quarter of 1999 were comprised of $64,506 in data entry personnel, $19,017 in imaging fees and $16,798 in communication expenses. In the third quarter of 1998, these costs consisted of $89,602 in data entry personnel, $38,161 in imaging fees and $9,855 in communication expenses. Costs related to repricing activities were comprised primarily of costs of network services and were largely made up of $8,859 and $160,672 in third party network fees for the quarters ended September 30, 1999 and 1998, respectively.

     Gross Profit. Gross profit for the quarter ended September 30, 1999 was $514,873 as compared to $401,231 for the quarter ended September 30, 1998. The gross profit margin for the quarter ended September 30, 1999 and 1998, was 79% versus 56% for 1998.

     Other Expenses. Selling, general and administrative costs decreased to $562,758 for the quarter ended September 30, 1999, compared to $576,982 for the quarter ended September 30, 1998. Selling, general and administrative expenses consisted primarily of personnel costs, rent, telephone and professional fees. For the quarter ended September 30, 1999, total personnel costs were $380,174, total rent costs were $41,745, total telephone costs were $31,069, and total professional fees were $31,247. For the quarter ended September 30, 1998, total personnel costs were $325,325, total rent costs were $29,511, total telephone costs were $25,057, and total professional fees were $86,062.

     Net Interest. Net interest expense decreased to $10,179 for the quarter ended September 30, 1999 compared to $28,794 for the quarter ended September 30, 1998.

     Net Loss. The Company incurred a net loss of $7,109 and $303,248 for the quarters ended September 30, 1999 and 1998, respectively. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

     Overall results of operations for the nine months and quarter ended September 30, 1999, have improved as the result of: 1) expanded marketing efforts resulting in additional automation clients and increased services provided to Wal-Mart; 2) discontinuing of Third Party Administration Services;
3) the sale of subsidiary, Health Plan Initiatives; and 4) management's continued monitoring of operations resulting in overall cost reductions.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At September 30, 1999, the Company had cash and cash equivalents of approximately $291,189, and working capital of approximately $181,679. The Company has a note payable in the amounts of $55,718 bearing interest at 12% per annum. Payments of principal and interest are due and payable monthly in the amount of $5,508 for the period January 1, 1999 through October 1999, with a final payment of $55,718 due on November 1, 1999. This note is in the process of being negotiated to an equity conversion. The Company had a $500,000 line of credit through Compass Bank. The $300,000 outstanding balance was retired with proceeds of the private equity offering.

     Research and development to be performed over the next twelve months will attempt to enhance the current software programs used in automating clients by increasing the speed of processing and developing value added services for development efforts will materially effect the financial condition and results of operations of the Company for the 2000 fiscal year.

     The Company is in the process of securing additional working capital through equity financing. To date, $600,000 has been raised through a private equity placement and an additional $100,000 - $150,000 is expected prior to the closing of the offering on November 22, 1999.

     With the securing of additional working capital raise through the private equity offering, the sale of HPI and continued management scrutiny of operations, the company's liquidity position has improved and should be adequate until additional clients are generated and become operational.

ITEM 1 - LEGAL PROCEEDINGS

     Robert Fortier, current Chief Executive Officer and Director, is a party to a suit, Cause No. 98-4481-F, styled A&G Financial Consultants, Inc. et al v. Lisa Kaplan, Carline Flipp and Medical Claims Solutions, Inc. v. Robert Fortier, Health Plan Initiatives, Inc., et al v. Medical Claims Solutions, Inc., pending in the 116th Judicial District Court of Dallas County, Texas. The suit was originally brought by A&G Financial Services, Inc. against Medical Claims Solutions, Inc. et al (MCS) for misappropriation of assets and trade secrets and interference with customers. MCS filed cross-actions against A&G, Robert Fortier, Health Plan Initiations, Inc. (HPI), and others alleging conspiracy to steal customers of MCS. HPI was sold to A&G effective August 12, 1999, which reverts this lawsuit to involving Mr. Fortier only and should not have an impact on ETC.

     On March 10, 1999, the Company filed suit in the 134th Judicial District Court of Dallas County, Texas. The suit is against a former employee for overstatement of negotiated savings while working for the Company. The overstatement resulted in overcompensation of the employee because he was compensated on a percentage of the savings he negotiated. The suit seeks recovery of overpayments and other damages.

     Ann C. McDearmon v. Electronic Transmission Corporation, District Court, Dallas County, Texas CA No. DV 98-3216-H. This lawsuit was filed by the Plaintiff, Ann C. McDearmon ("McDearmon"), against the Company in the 160th Judicial District Court of Dallas County, Texas on April 21, 1998. In this action, McDearmon alleges that the Company breached the employment agreement McDearmon had with the Company. McDearmon's employment terminated March 20, 1998. The Company has disputed that an event has occurred under McDearmon's employment agreement that would entitle her to the liquidated damages she has claimed in this action. McDearmon's Original Petition does not specify the amount of damages McDearmon seeks to recover in the lawsuit.

     Timothy Powell and the Company are named as Defendants in an action pending in Dallas County, Texas arising from an automobile accident involving Mr. Powell while on company business. The case is being defended by the Company's and Mr. Powell's insurance carrier.

     The Company was named as a party Defendant in a suit filed in the Judicial District Court of Dallas by W. Mack Goforth, a former Chief Financial Officer and Chief Executive Officer of the Company. Mr. Goforth claims he was terminated as a result of a change of control related to the acquisition of Health Plan Initiatives, Inc. The Company terminated Mr. Goforth in October 1998, for several reasons unrelated to the acquisition of Health Plan Initiatives, Inc. It is the position of the Company that termination was for cause under Mr. Goforth's employment agreement with the Company. The suit seeks monetary damages for back pay and other sums.

     Should the Company be required to pay damages as a result of any litigation, the payment of such damage award may have a material adverse effect upon its financial condition and results of operations.

ITEM 2 - CHANGES IN SECURITIES

     During the quarter ended September 30, 1999, the Company sold 1,500,000 shares from a private equity offering to a limited number of accredited investors as provided by Rule 506, Regulation D.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended September 30, 1999, the Company did not receive any notice of default of any of its obligation to pay any of its senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO SHAREHOLDERS

     Not applicable.

ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

               27.1         Financial Data Schedule

(b)  Reports on Form 8-K

          A Form 8-K was filed by the Company on August 12, 1999, under item #2-Disposition of Assets and item #7-pro forma financial statements for Electronic Transmission Corporation.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ELECTRONIC TRANSMISSION CORPORATION



November 12, 1999                   By: /s/  ROBERT FORTIER
                                           -------------------------------------
                                    Robert Fortier, Chairman of the Board,
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

November 12, 1999                   By: /s/   MICHAEL J. LOVELL
                                           ------------------------------------
                                    Michael J. Lovell, Controller
                                    (Principal Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
Number                    Description of Exhibits
------                    -----------------------

27.1                      Financial Data Schedule