Form 10KSB
period 1999-12-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 2000-03-30
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10 - KSB

                                 ---------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                            Commission File No. 22135

                       ELECTRONIC TRANSMISSION CORPORATION

                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                75-2578619
(State or other jurisdiction incorporation)   (IRS Employer Identification No.)

    15301 Spectrum Drive, Suite 501, Addison Texas          75001
                                                          (ZIP Code)

                                 (972) 980-0900
                           (Issuer's telephone number)

                                 ---------------

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     State the issuer's revenues for its most recent fiscal year ended on December 31, 1999: $2,588,630

     State the number of shares outstanding of the issuers common equity as of March 27, 2000: 11,192,135

     State the aggregate market value of the voting common and non-voting common equity held by non-affiliates of the issuer, computed by reference to the average bid and asked prices of such common stock on March 28, 2000, was $0.40625 and $0.5625, respectively.

     Documents Incorporated By Reference

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT - NO

ITEM 1. DESCRIPTION OF BUSINESS.

Organization

     Electronic Transmission Corporation, a Delaware corporation (the
"Company") is the surviving entity of the merger (the "Merger") of Electronic Transmission Corporation, a Texas corporation ("ETC-Texas") into ETC Transaction Corporation, a Canadian corporation ("ETC-Canada") as continued into the state of Delaware, during the first quarter of 1997. ETC-Texas was organized in December 1994. ETC-Canada was originally incorporated as Solo Petroleum Ltd. ("Solo") in September 1986. ETC-Canada was inactive from 1992 until late 1995 when it reorganized its affairs in preparation of the Merger. In March 1996, Solo changed its name to ETC-Canada and effected a one-for-five consolidation of capital of the outstanding shares of common stock to facilitate the effectiveness of the Merger.

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

General

     The Company is in the business of providing process and systems solutions to the non-provider sector of the health care industry. Process solutions are automated through a broad range of application and data base information systems. Information systems include software solutions developed by the Company and are proprietary in nature. The Company believes that its software and process solutions provide state-of-the-art methodology and technology to its customers. In order to provide the process solutions, the Company contracts with health care payors, self-insured companies and other payors, such as third party administrators ("TPAs"), for automation and electronic data interchange ("EDI") services. The Company also contracts with various managed care organizations and PPO's to act as database manager and to perform repricing services.

During 1998, the Company also operated a TPA through ETC Administrative Services, a Texas corporation ("ETC Services"), its wholly owned subsidiary and terminated these activities effective January 1, 1999.

     The Company's revenues are generated by different methods.. The Company is paid a set price for scanning and automating each health care provider claim. Additionally, the Company is paid a fee for its database management and repricing services offered to PPO's.

Acquisition & Divestiture

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

     HPI offered services similar to the Company. The primary business of HPI was managed care access and health provider contracting with medical claims repricing capabilities and other services related to the managed care sector of health care delivery. Customers of HPI include health care payors, self-insured companies, third party administrators, preferred provider organizations, and health maintenance organizations.

     HPI was wholly-owned by Robert Fortier, who served as President of HPI until the acquisition. Since the signing of the October 5,

1998, amendment to the letter of intent, Mr. Fortier has also served as President and Chairman of the Board of the Company. As part of the transaction, Mr. Fortier received 3,538,306 shares of unregistered Company common stock, which was 42% of the outstanding common stock of the Company. The relative value of HPI and number of shares as reflected in the October 5, 1998 amendment to the letter of intent was determined by negotiations between the Company board of directors and Robert Fortier.

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

     In August of 1999 the Company sold HPI to A&G Financial Services which was the largest client of HPI. The sale was for $394,000 in cash and the assumption of $575,000 of debt. The Company believed at the time, that the cash and assumption of debt by the purchaser was more important to the future success of operations than the continuing management of HPI. The Company made the decision to focus its resources on recovering and returning to the core business of the Company which is automation processing. The sale price was a result of arms length negotiations between the Company and A&G.

Company Business

The Company's principal business areas in 1999 included (i) claims automation,
(ii) managed care repricing, (iii) EDI services and (iv) automated reimbursement index.

     Claims Automation Services. The Company provides automation services of healthcare claims for (i) self-insured companies that administer their own healthcare plans and pay their own medical claims, and (ii) TPAs that administer healthcare plans and pay medical claims for self-insured companies. The automation process reduces or eliminates the need for front end data entry of claims detail for those entities who must pay claims from paper bills. In addition, this process paper is eliminated and the detail necessary to adjudicate and pay the claim flows directly to the claim payment system without human intervention. In 1998, several billion paper based medical claims were processed in the United States. Prior to the payment of a claim, each paper based claim passed through a minimum of two persons, resulting in more transactions. The Company's proprietary systems and applications eliminate duplication of some of the transactions. Through its scanning, optical character recognition ("OCR") and data management technology, the Company eliminates the multiple handling of paper and information associated with normal claims processing. The Company's customers reduce data entry, data management and warehousing costs by using the Company's products and thereby increasing productivity.

     Managed Care Repricing. The Company provides this service in two distinct formats, In the first case, managed care repricing is a functionality contained in the automation process for the payment of claims. While the claim detail is passing through the ETC system during the conversion from paper to electronic media electronic repricing to the appropriate managed care fee schedule occurs. In the second instance, the Company provides a "back office" repricing function for managed care organizations (PPO's & HMO's). this allows the managed care organization to lower its administrative costs, reduce personnel and enhance the savings it offers to its clients. There are over 1800 preferred provider organization (PPO) and other managed care organizations in the United States. Claims payors utilize multiple PPO's in the course of their daily activities. The Company, through its Multiple Application Repricing Systems (MARS) allow for application of multiple fee schedules in either the single user or multiple user environment. The Company has, either resident in its system or via electronic link, the fee schedules of over 25 managed care organizations. Customers access the fee scheduled through various methods, including the Internet, modem, scanner, or diskette. The Company's proprietary software identifies the patient, payor and provider and then applies the appropriate fee schedule based upon integrated data contained within MARS. The result of this application is a seamless submission and transmittal of medical claim transactions. The technology that allows the MARS system to deliver automated repricing to the payor community is equally effective in providing automation to the managed care organizations that use the fee schedules to provide and deliver the discounted claims to the payors. These organizations, the majority of which are PPO's, have found the same administrative difficulties in repricing claims as the payors have had in paying claims. The use of the MARS system for PPO's has introduced a whole new market to the Company. In 1998 there were no PPO customers. As of March 1, 2000 the Company has six PPO customers.

    EDI Services: the Company provides for the capture of electronic claim data from clearinghouses and providers directly for claim payors and managed care organizations. Currently, less than 30% of medical claims are transmitted or delivered electronically and with the advent of the data security standards that will be required by the Health Insurance Portability and Accountability Act

(HIPAA), the Company sees a significant opportunity because of its experience in the area of data encryption and movement. At this time the Company provides services of this type for four of its customers and will be embarking on a focused marketing campaign to grow this revenue source.

     Automated Reimbursement Index. This fledgling yet potentially profitable adaptation of Company data was in use only for two months in 1999. In that period of time it provided for over $400,000 in savings for the initial test customer and $60,000 in revenue for the Company. Taking advantage of the vast data base of charges, reimbursements and utilized fee schedules the Company has accumulated over the years, a procedure based and geographically sensitive index of "reimbursements" has been developed. This index is electronically applied to out of network physician claims for clients who use the Company automation process. Charges are compared to the index and reduced to match the indicated acceptable reimbursement level for that service in that geographical area based upon actual billing and reimbursement data complied by the Company.

Business Strategies


     General. The Company's current business strategy is to (i) continue to increase cash flows by extensively marketing its products and services to the non-provider sector of the health care industry, (ii) enhance existing client relationships by offering a broader range of services, and (iii) become a leading edge provider of EDI services and take advantage of the Internet capabilities of the Company.

     Enhanced Marketing Effort. Although the Company has utilized direct marketing efforts to solicit customers in the past, new customers have been generated through referrals from a small number of existing clients. Since the Company's areas of service have grown and been enhanced, the Company will supplement its direct sales force in the future. The sales force will be comprised of employees of the Company and outside sales personnel with whom the Company will have entered into specific marketing agreements. The Company believes that to be successful in the future, it will have to expand the range of existing services, its distribution channels and its sales force. The Company also intends to pursue strategic alliances with other health care claims systems vendors. As of March 1, 2000, the Company is in serious discussions with a number of potential strategic alliance partners.


     Professional Services. The Company currently provides system and process review and design, installation and integration services to its customers. The Company does not currently charge the customer for these services. As the Company's services become more customized and are expanded, the Company believes that it will be able to generate a revenue stream from this activity. Several customers have availed themselves of the professional services of the Company on a limited basis during 1999 and the ability to generate revenue in this area should grow.

     Vendors. The Company ceased furnishing customers with an imaging system comprised of hardware, software and certain other peripheral devices free of charge in 1999. The Company has become a value added reseller ("VAR") for the components of the imaging system. As a VAR, the Company has been able to enhance its profit margins on the provision of these systems without increasing its cost of sales.

System and Work Flow Enhancements

     The Company continually evaluates new imaging components including imaging software capabilities. Additionally, the Company is continually enhancing its proprietary software used in the provision of the services to its customers. The Company seeks to make enhancements to existing service components in response to recommendations made by its customers.

Sales and Marketing

     The Company actively markets is services to PPO's, group health insurance companies, worker's compensation insurance companies, TPA's and self-insured employers through the Company's direct sales force. The Company creates interest and demand for its products and services primarily through telemarketing efforts, direct contact with potential customers and follow-up marketing literature and information delivered through the Internet and designed to specifically address customer needs. The Company also participates in managed healthcare conventions and trade shows. The Company retained a public relations consultant in January 2000 to initiate an advertising program to enhance name recognition reputation and Web site development.

Customers

    The Company markets its processing services primarily to self-insured companies, TPAs and other provider networks or other cost containment companies. The Company's current customer base includes one self-insured and self-administered customer, six health care provider networks, seven TPA's, two practice management companies and one managed care facilitator.

    Under the terms of its existing agreement with Wal-Mart, the Company is obligated to provide electronic claims processing and repricing services for a term ending on September 30, 2000 for which an "evergreen" provision exists. Revenues generated from Wal-Mart represented approximately 74% and 62% of the Company's revenues as of December 31, 1998 and 1999 respectively.

Competition

    The non-provider sector of the health care industry is intensely competitive and is characterized by companies that provide both electronic automation and paper processing solutions. There are participants in the industry that provide discount and repricing services in the market currently served by the Company. The Company's competition in the market for electronic claims processing, discount and repricing services is primarily concentrated in Internet enabled business to business companies and certain software and hardware manufactures through strategic alliances with sales and consulting groups which have greater financial and technical resources and longer operating histories than the Company.

    The Company competes on the basis of its specialized knowledge and expertise in the managed healthcare services industry and on its ability to deliver effective services to the customer with a high level of customer satisfaction through a seamless single source at an affordable price. The managed healthcare industry has experienced significant changes in recent years, primarily as a result of rising healthcare costs and consolidations and mergers. The Company will be required to respond to various competitive factors affecting the healthcare industry, including new technologies that may be introduced; general trends relating to demand for healthcare services; and potential regulatory, economic and political factors.

    Management of the Company believes that the Company's competitors, while each providing segments of the services offered by the Company, do not offer the interconnected array of services provided by the Company. The Company believes that it possesses a competitive advantage by offering its claims automation, and repricing services in a format that connects payors, payees and service providers. There can be no assurance that the Company will be able to compete successfully in the future.

Intellectual Property, Proprietary Rights, and Licenses

    The Company regards certain features of its products and services as proprietary and relies on a combination of contract, copyright, trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally obtains nondisclosure agreements from its employees and clients and limits access to and distribution of its software, documentation, and other proprietary information. The Company believes that trade secret and copyright protection are less significant than factors such as the knowledge, ability, and experience of the Company's employees and the timeliness and quality of the services they provide. The Company has aggressively pursued suspected infringement of its proprietary rights.

Regulatory Matters

    The Company is not subject to any direct federal or state government regulation because of the nature of its business. There can be no assurance that federal or state authorities will not in the future impose restrictions on its activities that might adversely effect the Company's business. The Company believes that no impending regulations such as those that will be promulgated under HIPAA will adversely effect operations or the ability to serve customers in the future.

Employees

    As of March 15, 2000, the Company had 28 full-time employees and 3 part-time employees. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

Year 2000 Modifications

    The computer systems of the Company functioned according to plan following Y2K modifications. There were no customer complaints or slowdowns as a result of Y2K modifications.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company owns no real property. The Company's principal executive office is located in a 5200 square foot office facility in Addison, Texas. The lease for the Company's offices expires September 30, 2001 and provides for monthly rental payments of $10,144. In addition, HPI leased 1800 square feet in Hurst with a monthly rental payment of $2,100 which ended in December of 1999.

ITEM 3. LEGAL PROCEEDINGS.

    On April 21, 1998, a former employee, Ann C. McDearmon initiated an action against the Company in the 160th Judicial District Court of Dallas County, Texas. The suit alleged a claim for involuntary termination and unpaid compensation due the employee. The Company denied that it terminated the employee or that it owed the employee any additional compensation. The suit was settled in January of 2000.

    HPI and Robert Fortier were parties to a suit filed in February of 1998 in the 116th Judicial District Court of Dallas County, Texas. The suit was originally brought by A&G Financial Services, Inc. against Medical Claims Solutions, Inc. et al ("MCS") for misappropriation of assets and trade secrets and interference with customers. MCS filed cross-actions against A&G, Robert Fortier, HPI, and others alleging conspiracy to convert customers of MCS. HPI was a vendor for MCS and had filed a counterclaim against MCS for approximately $250,000 in past due compensation. HPI and Mr. Fortier denied all of the allegations. The suit was dropped in February of 2000.

         The Company is named as defendant in a suit filed in the 101st Judicial District Court for Dallas County in July 1999 by W. Mack Goforth, a former officer of the Company. Mr. Goforth alleges damages in the amount of $667,338 for a breach of his employment agreement. The Company answered the suit, denying Mr. Goforth's claims and affirmatively defending that he was terminated for cause.

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

                                                                HIGH          LOW
                                                                ----          ---
                         January 1 - March 31, 1998            $  0.69      $  0.38
                         April 1 - June 30, 1998               $  0.31      $  0.12
                         July 1 - September 30, 1998           $  0.25      $  0.12
                         October 1 - December 31, 1998         $  0.50      $  0.06
                         January 1 - March 31, 1999            $  0.68      $  0.18
                         April 1 - June 30, 1999               $  0.63      $  0.32
                         July 1 - September 30, 1999           $  0.63      $  0.31
                         October 1 - December 31, 1999         $  0.56      $  0.31
                         January 1 - March 28, 2000            $  0.81      $  0.34

The Company effected a four to one reverse stock split on July 1, 1998. The above prices have been adjusted for such action.

Holders: As of March 16, 2000, there were approximately 382 holders of record for the Common Stock.

Recent Financings

    On December 17, 1997, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which Special Situations Private Equity Fund, L.P. and Special Situations Cayman Fund, L.P. (collectively, the "Investors") obtained the right to purchase up to an aggregate of 3,000,000 shares of Common Stock, for total consideration of $1,500,000. The Purchase Agreement called for the sale and purchase of the available shares to occur in two tranches. On December 17, 1997, the Investors purchased an aggregate of 2,447,719 shares of Common Stock, for total cash consideration of $1,223,859.50. The Investors did not purchase the remaining 552,281 shares of Common Stock.

     In March, 1999, Special Situations was issued an additional 651,751 shares of common stock in exchange for a forbearance agreement and the termination of purchase rights for additional shares owed under the Purchase Agreement.

In June 1998, the Company issued 440,000 shares of its common stock (adjusted to 110,000 post-split shares) for a consideration of $110,000 in cash. Additionally, the Company sold convertible debentures totaling $170,000 with maturates from December 31, 1998 to January 7, 1999. One share of pre-split Common Stock was issued for each dollar of accrued interest. The debenture holders converted this debt into 480,000 shares of Common Stock.

    In December, 1998, the Company arranged a $500,000 line of credit through Compass Bank. The line of credit was obtained through the use of letters of credit and a guarantee provided by two individuals. The Company issued 250,000 shares of common stock to the two individuals as consideration for their guarantees. The line of credit was paid off and closed in 1999.

    In January of 1999 the Company issued 3,538,306 shares of Common Stock as part of the merger with Health plan Initiatives, Inc.

    In October of 1999 the Company offered and sold 1,620,000 shares of Common Stock to six accredited individuals for $660,000.

    In each instance described above the Company relied on exemption from the Securities Act of 1933 as provided by Regulation D, Rule 506 and Section 4(2). No public solicitation of investors was made and the Company believes that all purchasers are either accredited investors or sophisticated investors.


Dividend Policy

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULT OF OPERATIONS.

    The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company. Because of the Company's recent acquisitions the results of operations from period to period are not necessarily comparative.

Overview

    In January 1998, the Company, through ETC Services, initiated a TPA division to provide TPA services to its existing clients. Through ETC Services, the Company provided a continuum of services to a self-insured corporate customer beginning with the scanning of the health care provider's claim and concluding with the payment to the health care provider. As a result of significant losses attributed to this division, the Company ceased its TPA division on December 31, 1998.

Results of Operations of the Company

Year Ended December 31, 1999 Compared to 1998

    Revenues. Revenues from automation services totaled $1,483,855 and $1,048,762 for the fiscal years ended December 31, 1999 and 1998, respectively. Revenues from repricing services totaled $1,104,775 for the fiscal year ended December 31, 1999 compared to $1,418,248 for 1998. The difference in the gross revenue is negligible however it should be noted that the Company in 1999 concentrated on delivering its core business product of automation rather than continuing the costly process of accessing managed care networks for the purpose of securing discounts on provider bills.

    For the fiscal year ended December 31, 1999, fees paid by Wal-Mart for automation services were approximately 62% of total revenues. In fiscal 1998, Wal-Mart accounted for 74% of total revenues, which demonstrated the diversification and growth of the Company's client base during the period.

    Cost of Revenues. Cost of revenues totaled $911,379 and $1,300,658 for the fiscal years ended December 31, 1999 and 1998, respectively. Not only is the cost of producing automation revenue less than that of producing repricing discount revenue but in 1998 a significant amount of personnel costs were attributed to cost of revenue as a number of employees were provided for in a lease arrangement.

      Gross Profit. Gross profit for fiscal 1999 was $1,677,251 as compared to $1,166,352 for fiscal 1998. The gross profit margin for fiscal 1999 was 64.8% verses 47.3% for fiscal 1998. Gross profit increased significantly because of efficiency in operations and that the cost for automation revenue is less than that of repricing revenue because the Company controls the automation process and its efficiencies. In the repricing environment the Company is forced to share approximately 50% of its revenues with the managed care network accessed.

    Other Expenses. Sales, general and administrative costs increased to $2,801,344 for the fiscal year ended December 31, 1999, compared to $ 1,656,125 for the fiscal year ended December 31, 1998. The Company has issued stock options to non-employees which are considered compensatory. Compensation costs totaling $138,760 and $20,267 was recognized as expense during the fiscal years ended December 31, 1999 and 1998, respectively. During the fiscal years ended December 31, 1999 and 1998, the Company issued 377,500 shares of Common Stock for services for a total expense of $99,663 and 879,100 shares of Common Stock for services for a total expense of $164,105, respectively.

   Sales, general and administrative expenses consisted primarily of personnel costs, rent, telephone, and professional fees. For the fiscal year ended December 31, 1999 total personnel costs were $1,633,364, rent cost was $157,546, telephone costs were $105,469 and professional fees $217,110. For the fiscal year ended December 31, 1998 total personnel costs were $1,314,442, rents were $116,695, telephone costs were $113,467 and professional fees were $108,269. Professional fees were incurred due to year-end audit, legal matters and computer consulting. Personal costs increased because in 1998 a significant number of employees were provided under lease arrangements that appeared as cost of revenue. The increase in rent was due to escalators included in the original rental agreement. Professional fees almost doubled due to the cost of audits and legal matters.

    Net interest expense decreased to $27,252 for the fiscal year ended December 31, 1999 compared to $131,301 for the fiscal year ended December 31, 1998. This was because the Company expanded efforts to pay off or renegotiate in exchange for equity as much debt as possible.

    Net Loss. The Company reported a net loss of $1,111,517 for the fiscal year ended December 31, 1999 as compared to a net loss of $1,043,108 for the fiscal year ended December 31, 1998 or ($.11) and ($.27) basic earnings per share for fiscal 1999 and fiscal 1998, respectively. For the fiscal years ended December 31, 1999 and 1998, the Company incurred non-cash employee stock compensation expense and stock for consulting services expense totaling $238,423 and $184,381, respectively, as discussed above. Such compensation expenses materially increased the Company's net loss for the referenced periods. It is not anticipated that the Company will incur similar expense items in future periods.

Liquidity and Capital Resources

    Since inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. Cash and cash equivalents at December 31, 1999 were $150,065.

    At March 30, 2000, the Company had 16 clients including self-insured companies and medical provider networks. The Company expended considerable effort and resources to develop its current work flow process. Additional resources were devoted to (i) defining the exact services that were needed by the market segment and (ii) developing, testing and ultimately implementing these services. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may find from time to time.


    In December, 1998, the Company arranged a $500,000 line of credit through Compass Bank. The line of credit was obtained through the use of letters of credit and guarantee provided by two individuals. The Company issued 250,000 shares of common stock to the two individuals as consideration for their guarantees. In November of 1999, $300,000 of the proceeds raised from the stock offering was used to pay off this line.

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

    The Company, in the normal course of events, makes efforts to negotiate extended payments where possible to assist in cash flow management. If these efforts are not successful there may be and adverse impact on cash when the lump sums are paid.


ITEM 7. FINANCIAL STATEMENTS.

    The financial information required by this Item is found beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On November 22, 1999, the Board of Directors accepted the resignation of Simonton, Kutac & Barnidge, LLP and appointed the firm of Jackson & Rhodes PC as its independent accountants. During the prior two years, Simonton Kutac & Barnidge did not have any dispute regarding any matter of accounting principles or practices, financial statement disclosure or audit scope or procedures. This change in accountants was reported on Form 8-K dated November 22, 1999

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

Directors and Executive Officers

    The following table sets forth the names and ages of the directors and executive officers of the Company on December 31, 1999

                                             NAME          AGE           POSITION
                                             ----          ---           --------
                                      Robert Fortier        51   Chief Executive Officer and
                                                                 Chairman of the Board
                                      Timothy P. Powell     42   President - and Director

                                      Richard Hershey       40   Director
                                      Ken Andrew            48   Director
                                      Scott Stewart         41   Director
                                      Duncan McDonald       54   Director

     Robert Fortier has served as Chairman and Chief Executive Officer of the Company since October 1998. Mr. Fortier has 28 years of experience and service in the healthcare and managed care industry. Mr. Fortier was the founder and sole stockholder in Health Plan Initiatives, Inc., since its inception in 1994 which was acquired by the Company in January of 1999. Prior to the founding of HPI, he founded two national managed care organizations (ProAmerica Managed Care and Provider Networks of America). Mr. Fortier has served as Vice President of Group Insurance Marketing for Michigan Life/National Casualty and Vice President and Group Executive of American Life Insurance Company of the American International Group. Mr. Fortier is a graduate of The College of the Holy Cross in Worcester, Massachusetts with a degree in Economics and Political Science.

     Timothy P. Powell was appointed President in August 1999 and had served as Executive Vice President -- Data Services and as a director of the Company since February 1995. From 1981 to February 1995, Mr. Powell served as a self-employed computer consultant for individuals and corporations. Mr. Powell contracted consulting projects with independent, governmental organizations and Fortune 1000 companies, and provided services in system design, implementation, applications development and procurement specifications.

     Richard Hershey has served as Director of the Company since December, 1998. Mr. Hershey is also President and Chief Executive Officer of Hershey Financial, Ventura California which he founded in 1997. Mr. Hershey is an individual investor and financial consultant with interest in health care and publishing. From 1990 until 1997 he served as Senior Vice President of Preferred Health Network.

     Duncan Macdonald has served as Director since March, 1998. Mr. Macdonald has served as Vice President of CBA, Inc. since 1986 Mr. Macdonald has over 30 years in the field of health claim payments and operations. He serves as the chief operating officer of CBA which is a wholly owned entity of the National Rural Electric Cooperative Association. Mr. Macdonald has developed numerous operating initiatives in health care administration and is viewed as an industry leader in technology utilization.

     Scott Stewart has served as Director since May of 1999. Mr. Stewart has served as interim President of the Company from June through August of 1999 and as the Company legal counsel. Mr. Stewart has been a partner in the law firm of Horsley and Stewart for twenty years and is graduate of the Southern Methodist University Law School.

     Ken Andrew has served on the Board since August of 1999 and since 1998 has provided investment banking counseling to the Company. Mr. Andrew has been an independent stockbroker in Fort Worth, Texas since 1978.

Director Compensation Meetings and Committees of the Board of Directors

     Mr. Hershey and Mr. Macdonald received options to purchase 10,000 shares of the Company's common stock for $.19 per share in 1998 and no other compensation for their service as directors. The Company does not presently compensate employees who are also directors for serving in such a capacity. Other than options granted to Mr. Hershey and Mr. Macdonald, directors are not compensated for serving as directors or attending either Board or Committee meetings; however out of pocket expenses are reimbursed by the Company.. Each director currently holds office until the next annual meeting of stockholders and until a successor has been elected and qualified or until his earlier resignation or removal.

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

    Based solely on a review of reports furnished to the Company or written representations from directors and executive officers during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with except in the case of David Hannah, 10% holder and former Director, who filed Form 3 on January 21, 2000 which was not on a timely basis.

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

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL      RESTRICTED    SECURITIES
          NAME/TITLE               YEAR   COMPENSATION     STOCK       UNDERLYING     OTHER
                                          SALARY/BONUS     AWARDS     OPTIONS/SARs

     Robert Fortier,
     Chairman of the               1999     $325,000          -0-          -0-          -0-
     Board, and Chief              1998          -0-
     Executive officer (1)

     Timothy P. Powell-            1999     $120,000
     President (2)                 1998     $123,231          -0-      286,667          -0-

(1) Mr. Fortier has deferred the $50,000 compensation due at the signing of the employment agreement as well as $23,500 of salary in 1999. (2) Mr. Powell has deferred $9,500 of salary in 1999

Employment Agreements and Related Matters

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

     In May of 1999 Scott Stewart was appointed interim president of the Company to assist in the streamlining of the administrative process. At that time he was also elected a Board Member.

     In August of 1999 Brian Schoonmaker resigned as Executive Vice President - COO and Board Member. Scott Stewart, completing his administrative restructuring duties, resigned as interim President and Timothy Powell was named President.

     In August 1999 Ken Andrew was elected to the Board to replace Mr. Schoonmaker.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                            NUMBER OF SECURITIES     PERCENT OF TOTAL
                             UNDERLYING OPTIONS/  OPTIONS/SARs GRANTED TO     EXERCISE OF BASE    EXPIRATION
           NAME/TITLE           SARs GRANTED      EMPLOYEES IN FISCAL 1999      PRICE ($/SH)          DATE
     Ken Andrew - Director        300,000                 75.0                     $.4375         May 1, 2006
     Michael Zipp                 100,000                 25.0                     $  .50              (1)

(1) Mr. Zipps options expire as follows: 25,000 on June 1, 2000; 25,000 on December 31, 2000; 25,000 on June 1, 2001 and 25,000 on December 31, 2001


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
                                                    EXERCISABLE/      EXERCISABLE/
                                                    UNEXERCISABLE     UNEXERCISABLE

     Timothy Powell,
     President                  -0-          -0-     286,667/-0-           -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table provides certain information based on the outstanding securities of the Company as of March 16, 2000 with respect to each director, each beneficial owner of more than 5% of the Company Common Stock and all corporate officers and directors of the Company as a group.


                                 NAME AND ADDRESS                AMOUNT OF          PERCENT OUTSTANDING
                            OF BENEFICIAL OWNER (1)(2)      BENEFICIAL OWNERSHIP       COMMON STOCK
                            --------------------------      --------------------    -------------------
                          Robert Fortier (3)                     3,463,300                30.9
                          Timothy P. Powell (3)(4)                 336,667                 3.0
                          Richard Hershey (1)(3)                    10,000                   *
                          Duncan Macdonald (3)                      20,000                   *
                          Dave Hannah                            1,862,579                16.6
                          All executive officers and                                      42.9
                           directors as a group                  4,805,903
                          (6 persons as to the Company)
                          Ken Andrew (3)(5)                        658,430                 5.9
                          Scott Stewart(3)                         317,500                 2.8


-------------------
* Indicates less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of such options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them. (2) Unless otherwise indicated, the address of each beneficial owner identified is: c/o the Company 15301 Spectrum Drive, Suite 501 Addison, Texas 75001. (3) Director of the Company. (4) Represents options to purchase 116,667 shares with an exercise price of $.04 per share, 125,000 shares with an exercise price of $.50 per share, and 50,000 shares with an exercise price of $1.00 per share. (5) Includes options to purchase 300,000 shares with an exercise price of $.4375 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

    In early 1995, ETC-Texas purchased certain assets of Sterling National Corporation ("Sterling"), a company wholly owned and operated by L. Cade Havard, the former Chairman of the Board, Chief Executive Officer and President of the Company, in exchange for a cash payment of $210,000 and the issuance of 3,965,100 shares of ETC-Texas common stock. As part of the resolution of disputes between L. Cade Havard and the Company, in July, 1998, Havard returned 1,850,000 (462,500 post-split) shares of Common

Stock of the Company to the Company. These shares were canceled. There are no current arrangements between the parties and none are presently contemplated.

     The Company is a party to an equipment lease and stock option agreement (the "Lease Agreement"), dated October 1,1998, with Ironwood Leasing Ltd., a Texas corporation ("Ironwood") Principals of Ironwood, including Dennis Barnes, a former director of the Company (during 1996, 1997, & 1998), are also stockholders of the Company. Under the terms of the Lease Agreement, the Company leases certain scanning equipment necessary to scan paper claims and convert them into electronically transmittable claims data information. Under the Lease Agreement, the Company also granted to Ironwood the option to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. In a letter dated January 12, 2000, Ironwood Leasing Ltd. (Ironwood) made demand for unpaid lease payments, which at the time amounted to $15,000 in connection with the Lease. The lease calls for payments of $5,000 per month and terminates on September 30, 2001. The Company believes the lease to be usurious and presently negotiating with Ironwood to resolve the matter. If the negotiations fail, the Company intends to defend any claims under the lease and pursue a counterclaim for usury. No suit has been filed therefore management is not in a position to quantify the Company's exposure beyond the lease terms.

In January of 1999 the Company entered into a fee arrangement ($48,000) with the law firm of Horsley and Stewart for the purpose of providing legal services to the Company for the 1999 calendar year. Mr. Scott Stewart, a partner in the firm and former board member subsequently was named interim President and appointed to the Board. Mr. Stewart received 120,000 shares of common stock from the Company and 60,000 shares of stock from Mr. Fortier's account in consideration of services rendered as President.

In October 1999 the Company entered into a Memorandum of Understanding with a group made up of former and current Board members Dennis Barnes, Scott Stewart and Ken Andrew which will pay the members a commission on certain enumerated business for the period September 1, 1999 through August 31, 2002. As of March 30, 2000 no commission has been paid.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-K.

(a) Financial Statements and Exhibits Page

    1. Financial Statements. The following financial statements are submitted as part of this report:

         Independent Auditor's Report .............................................     F-2
         Consolidated Balance Sheets-December 31, 1999, and 1998 ..................     F-3
         Consolidated Statements of Operations-Years Ended
             December 31, 1999 and 1998 ...........................................     F-4
         Consolidated Statements of Changes in Stockholders' Equity-Years Ended ...     F-5
             December 31, 1999 and 1998
         Consolidated Statements of Cash Flows-Years Ended
             December 31, 1999 and 1998 ...........................................     F-6
         Notes to Consolidated Financial Statements ...............................     F-7

    2. Exhibits

    Exhibit Number                                   Description of Exhibits


    2.1* Agreement on Plan of reorganization, dated January 31, 1999 (incorporated by reference from Exhibit 2 to the Company's Form 8-K, dated February 10, 1997).

    2.2* Disposition of Asset - Purchase Agreement, dated August 12, 1999 (incorporated by reference from Exhibit 2 to the Company's Form 8-K, dated August 27, 1999).

    2.3* Disposition of Asset - Security Agreement, dated August 12, 1999 (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K, dated August 27, 1999).

    2.4* Disposition of Asset - Guaranty Agreement, dated August 12, 1999 (incorporated by reference from Exhibit 2.2 to the Company's Form 8-K, dated August 27, 1999).

    3.1* Articles of Incorporation of the Company, dated September 5, 1986 (incorporated by reference from an Exhibit to the Company's Registration Statement on Form S-4, dated January 7, 1997).

    3.2* Amendment to the Articles of Incorporation of the Company, dated March
         26, 1996 (incorporated by reference from an exhibit to the Company's Registration Statement on Form S-4, dated January 7, 1997).

    3.3* Bylaws of the Company, dated September 5, 1986 (incorporated by reference from an Exhibit to the Company's Registration Statement on For S-4, dated January 7, 1997).

    10. Employment Agreement, dated February 1, 1999 between Electronic Transmission Corporation and Robert Fortier (incorporated by reference from Exhibit 10 to the Company's Form 8-K, dated February 10, 1999).

    21. Subsidiary of Registrant - ETC Administrative Services, Inc., a Texas Corporation.

    27.1 Financial Data Schedule.

    *  Previously Filed

(b) Reports on Form 8-K.


    On November 24, 1999 the Company filed a Form 8K report under item number 304(a) of Regulation S-K.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2000.

    ELECTRONIC TRANSMISSION CORPORATION

    By: /s/ Robert Fortier
        --------------------------------------
        Robert Fortier, Chairman of the Board,
        and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Fortier
-------------------------------------------
Robert Fortier, Chairman of the Board,
and Chief Executive Officer
Date: March 30, 2000

/s/ Timothy P. Powell
-------------------------------------------
Timothy P. Powell, President and Director
Date: March 30, 2000

/s/ Scott Stewart
-------------------------------------------
Scott Stewart, Director
Date: March 30, 2000

/s/ Ken Andrew
-------------------------------------------
Ken Andrew, Director
Date: March 30, 2000

/s/ Duncan Macdonald
-------------------------------------------
Duncan Macdonald, Director
Date: March 30, 2000

/s/ Richard Hershey
-------------------------------------------
Richard Hershey, Director
Date: March 30, 2000

/s/ Michael Lovell
-------------------------------------------
Michael Lovell, Controller, Corporate
Secretary
Date: March 30, 2000

                       ELECTRONIC TRANSMISSION CORPORATION
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Page

Independent Auditors' Report...............................................................................F-2

Consolidated Balance Sheets at December 31, 1999 and 1998..................................................F-3

Consolidated Statements of Operations For the Years Ended
         December 31, 1999 and 1999........................................................................F-4

Consolidated Statements of Changes in Stockholders' Equity
         For the Years Ended December 31, 1999 and 1998....................................................F-5

Consolidated Statements of Cash Flows For the Years Ended
         December 31, 1999 and 1998........................................................................F-6

Notes to Consolidated Financial Statements.................................................................F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
of Electronic Transmission Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of Electronic Transmission Corporation and Subsidiary, a Delaware corporation, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Transmission Corporation and Subsidiary as of December 31, 1999 and 1998, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                           Jackson & Rhodes P.C.
Dallas, Texas
February 16, 2000 (except for Note 12, which is as of March 7, 2000)

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                                           1999            1998
                                                                                        -----------     -----------
                                                           ASSETS

Current assets:
     Cash and cash equivalents                                                          $   150,065     $   122,039
     Accounts receivable                                                                    274,038         183,863
     Prepaid expenses                                                                       106,439          55,797
     Current portion, note receivable (Note 3)                                               45,376               -
                                                                                        -----------     -----------
         Total current assets                                                               575,918         361,699
                                                                                        -----------     -----------


Property and equipment, net                                                                 221,019         320,736

Other assets:
     Deposits                                                                                 6,749           6,749
     Note receivable (Note 3)                                                                77,081               -
                                                                                        -----------     -----------
                                                                                        $   880,767     $   689,184
                                                                                        ===========     ===========

                                        LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued liabilities (Note 6)                                  $   468,181     $   410,954
     Notes payable and convertible debentures (Note 7)                                       55,718         280,318
     Current portion, capital lease obligations                                              61,544          53,963
     Net liabilities of discontinued operations (Note 4)                                    236,735         141,317
                                                                                        -----------     -----------
         Total current liabilities                                                          822,178         886,552

Long-term capital lease obligations                                                          65,671         126,520
                                                                                        -----------     -----------
         Total liabilities                                                                  887,849       1,013,072
                                                                                        -----------     -----------

Commitments and contingencies (Note 12)                                                           -               -

Stockholders' equity (deficit):
     Preferred stock, $1 par value, 2,000,000 shares
         authorized; no shares issued and outstanding                                             -               -
     Common stock, $.001 par value, 20,000000
         shares authorized; 11,216,178 and 4,926,024 shares
          issued and outstanding, respectively                                               11,337           4,927
     Additional paid-in-capital                                                           9,215,503       7,793,590
     Accumulated deficit                                                                 (9,233,922)     (8,122,405)
     Accumulated other comprehensive income                                                       -               -
                                                                                        -----------     -----------
         Total stockholders' equity (deficit)                                                (7,082)       (323,888)
                                                                                        -----------     -----------
                                                                                        $   880,767     $   689,184
                                                                                        ===========     ===========


         See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                               1999            1998
                                            -----------     -----------

Service revenues                            $ 2,588,630     $ 2,467,010

Costs and expenses:
    Costs of revenues                           911,379       1,300,658
    Selling, general and administrative       2,801,344       1,656,125
    Depreciation and amortization               226,052         264,757
                                            -----------     -----------
        Total costs and expenses              3,938,775       3,221,540
                                            -----------     -----------

Loss from operations                         (1,350,145)       (754,530)

Other income (expense):
    Interest expense, net                       (27,252)       (131,301)
    Other income                                235,074             956
    Gain on sale of subsidiary (Note 3)          17,097               -
                                            -----------     -----------
        Total other income                      224,919        (130,345)
                                            -----------     -----------
Loss from continuing operations              (1,125,226)       (884,875)
Gain (loss) from discontinued operations         13,709        (158,233)
                                            -----------     -----------

Net loss                                    $(1,111,517)    $(1,043,108)
                                            ===========     ===========

Basic loss per common share:
        Loss from continuing operations     $     (0.11)    $     (0.23)
                                            ===========     ===========
        Net loss                            $     (0.11)    $     (0.27)
                                            ===========     ===========

Diluted loss per common share:
        Loss from continuing operations     $     (0.12)    $     (0.44)
                                            ===========     ===========
        Net loss                            $     (0.12)    $     (0.52)
                                            ===========     ===========



         See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                              Common Stock             Additional
                                       ---------------------------       Paid-In     Accumulated
                                         Shares           Amount         Capital        Deficit          Total
                                       -----------     -----------     -----------    -----------     -----------
Balance at December 31, 1997             3,506,506     $     3,507     $ 7,362,697    $(7,079,297)    $   286,907
Issuance of shares for cash                247,918             248         109,934              -         110,182
Issuance of shares for interest             42,500              43          12,708              -          12,750
Conversion of debt                         250,000             250         124,750              -         125,000
Issuance of shares for services            879,100             879         163,226              -         164,105
Issuance of options to nonemployees              -               -          20,276              -          20,276
Net loss                                         -               -               -     (1,043,108)     (1,043,108)
                                       -----------     -----------     -----------    -----------     -----------

Balance at December 31, 1998             4,926,024           4,927       7,793,590     (8,122,405)       (323,888)
Issuance of shares for cash              1,725,000           1,725         671,400              -         673,125
Conversion of debt                         580,097             580         164,448              -         165,028
Issuance of shares for services            377,500             378          99,285              -          99,663
Issuance of shares for HPI               4,190,057           4,190         347,557              -         351,747
Cancellation of shares                    (462,500)           (463)            463              -               -
Issuance of options to nonemployees              -               -         138,760              -         138,760
Net loss                                         -               -               -     (1,111,517)     (1,111,517)
                                       -----------     -----------     -----------    -----------     -----------

Balance at December 31, 1999            11,336,178     $    11,337     $ 9,215,503    $(9,233,922)    $    (7,082)
                                       ===========     ===========     ===========    ===========     ===========




         See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                            1999             1998
                                                                         -----------     -----------
Cash flows from operating activities:
Net loss                                                                 $(1,111,517)    $(1,043,108)
Adjustments to reconcile net loss to
  net cash used in operating activities:
         Issuance of common stock for services rendered                       99,663         164,105
         Issuance of common stock for interest                                     -          12,750
         Gain on sale of subsidiary                                          (17,097)
         Loss on refinancing of capital lease                                      -          58,943
         Change in net assets of discontinued operations                     103,622         (63,021)
         Write-off of software of discontinued operations                          -         350,946
         Non-cash compensation from stock options                            138,760          20,276
         Depreciation and amortization                                       250,579         264,757
         Changes in operating assets and liabilities:
              Accounts receivable-trade                                     (423,217)        401,130
              Employee advances                                                    -               -
              Prepaid expenses                                                10,421         (26,537)
              Deposits and other assets                                            -          (6,740)
              Accounts payable and accrued expenses                          313,914        (545,778)
                                                                         -----------     -----------
                  Net cash used in operating activities                     (634,872)       (412,277)
                                                                         -----------     -----------

Cash flows from investing activities:
         Payments on capital lease receivable                                  2,417          25,306
         Purchases of furniture and equipment                                (62,243)        (32,975)
         Receipts on note receivable                                         123,592               -
                                                                         -----------     -----------
                  Net cash provided by (used in) investing activities         63,766          (7,669)
                                                                         -----------     -----------

Cash flows from financing activities:
         Notes payable                                                       (20,725)        (73,409)
         Payments on capital leases                                          (53,268)        (43,353)
         Issuance of common stock for cash                                   673,125         110,182
                                                                         -----------     -----------
                  Net cash provided by (used in) financing activities        599,132          (6,580)
                                                                         -----------     -----------
Net increase (decrease) in cash                                               28,026        (426,526)
Cash and equivalents, beginning of period                                    122,039         548,565
                                                                         -----------     -----------
Cash and equivalents, end of period                                      $   150,065     $   122,039
                                                                         ===========     ===========







         See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1.       SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF THE BUSINESS

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

         Consolidation

         The financial statements include the accounts of the Company and ETC Administrative Services, Inc., a Texas corporation and wholly owned subsidiary (see Note 4). All intercompany accounts and transactions have been eliminated.

         Revenue and Expense Recognition

         The Company recognizes revenue when services are performed. Expenses are recognized in the period in which incurred.


         Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers any short-term cash investments with an original maturity of three months or less to be a cash equivalent.

         Office Furniture, Equipment and Leasehold Improvements

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

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Office Furniture, Equipment and Leasehold Improvements (Continued)

         Certain claims processing and imaging equipment are furnished to customers for off-site use at the customer's facility. This equipment is recorded at adjusted cost basis as computer and office equipment on the Company's financial statement. Maintenance, other repairs and significant improvements are accounted for in accordance with the aforementioned policies.

         Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of the equipment or render the value of the equipment not recoverable. The recoverability is evaluated by estimating the future cash flows expected to result from use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If an impairment loss is recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. See Note 4 regarding the writeoff of certain software of the Company's discontinued operations.

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

         Loss Per Share

         Loss per common share was calculated by dividing the Company's net loss by the weighted average common shares outstanding. Certain common stock equivalents were excluded from the calculation, as such inclusion would have had an anti-dilutive effect. The Board of Directors authorized a 1-for-4 reverse stock split of the company's $0.001 par value common stock to be effective on July 1, 1998. As a result of the split, the Company' issued and outstanding shares decreased to 3,560,506 shares, and additional paid-in capital increased by $10,519. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Fair Value of Financial Instruments

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

2.       GOING CONCERN AND CONTINUED OPERATIONS

         The financial statements have been prepared on the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern. ETC sustained a net operating loss of $1,111,517 and $1,043,108 during the years ended December 31, 1999 and 1998, respectively. Cash used by operating activities for the same periods aggregated $634,872 and $412,277, respectively. Additionally, at December 31, 1999, ETC's current liabilities exceeded its current assets by $246,260. ETC's continued existence depends upon the success of management's efforts to raise sufficient new capital and increase its customer base.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       GOING CONCERN AND CONTINUED OPERATIONS (CONTINUED)

         Management plans to mitigate the going concern issues by increasing and enhancing its current marketing efforts, which include (i) claims processors, TPAs, insurance companies, self-insured and self-administered employers; (ii) PPO's; (iii) HMO's and practice management groups with entry into Internet enabled repricing activities and electronic claims transaction movement. To this end the Company has form a subsidiary known as PPOREPRICER.com to address and take advantage of Internet applications in its repricing endeavors. Internet and EDI transactions are not resource intensive and provide margins that will generate additional cash flows without accompanying expenses.

3.       ACQUISITION AND SALE OF HPI

         Effective January 31, 1999, the Company acquired 100% of the outstanding common shares of Health Plan Initiative, Inc. ("HPI"), a company which had been wholly owned by the Company's President, Robert Fortier. HPI offers services similar to the Company.

         As a result of the transaction, Mr. Fortier received 3,538,306 shares of Company common stock, which was 42% of the outstanding stock of the Company. Mr. Fortier received certain registration rights associated with the Company shares and entered into a one-year employment contract which automatically renews for two one-year terms if not otherwise terminated pursuant to the terms of the agreement. An additional 651,751 shares valued at $54,747 were also issued related to the acquisition. The transaction was accounted for as a purchase. Accordingly, the Company's financial statements in 1999 include the operations of HPI from the date of acquisition. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of HPI based upon their respective estimated fair values as of the closing date based upon valuations and other analyses. The estimated purchase price and preliminary adjustments to the historical book value of HPI are as follows:

Purchase price, based on value of common stock issued        $  352,000
Fair value of net liabilities acquired                           44,000
                                                             ----------
Purchase price in excess of net liabilities acquired         $  396,000
                                                             ==========
Goodwill                                                     $  396,000
                                                             ==========

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       ACQUISITION AND SALE OF HPI (CONTINUED)

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



Revenues                               $ 3,985,502
                                       -----------
Loss from continuing operations        $  (826,560)
                                       -----------
Net loss                               $(1,121,811)
                                       -----------
Net loss per common share:
   Basic                               $     (0.29)
                                       -----------
   Diluted                             $     (0.61)
                                       -----------



         The Company sold the stock of HPI, effective June 30, 1999, for a note receivable of $323,582. The non-interest-bearing note has been discounted at 10% and is receivable in monthly instalments of $10,000. The unamortized discount at December 31, 1999 is $16,480.

4.       DISCONTINUED OPERATIONS

         Effective December 31, 1998, the Company discontinued the operations of ETC Administrative Services, Inc. ("Administrative"). Administrative was created in 1998 to offer third party administrative services. The Company has accounted for the operations of Administrative as a discontinued operation in the accompanying statement of operations. Included in the loss from discontinued operations in 1998 is the write-off of certain software purchased by Administrative amounting to $350,946.

5.       OFFICE FURNITURE AND EQUIPMENT

         The following is a summary of office furniture and equipment:


                                           December 31,
                                    ---------------------------
                                       1999            1998
                                    -----------     -----------

Furniture                           $   128,407     $   106,111
Computer and office equipment           788,044         678,030
Computer software                       163,678         160,581
Leasehold improvements                   16,564          16,364
   Less accumulated depreciation       (875,674)       (640,350)
                                    -----------     -----------
                                    $   221,019     $   320,736
                                    ===========     ===========


         Depreciation expense was $187,104 and $271,865 for 1999 and 1998, respectively.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The following is a summary of accounts payable and accrued liabilities:


                                    December 31,
                             --------------------------
                                1999           1998
                             -----------    -----------

Accounts payable             $   297,782    $   365,169
Accrued other                     46,900         22,452
Accrued payroll and taxes        118,392         23,333
Accrued interest payable           5,107              -
                             -----------    -----------
                             $   468,181    $   410,954
                             ===========    ===========


7.       NOTES PAYABLE AND CONVERTIBLE DEBENTURES

         The following is a summary of notes payable:


                                                                         December 31,
                                                                     1999           1998
                                                                   ----------    ----------

Note payable to corporation, interest at 12.0%
$7,553 principal including interest due monthly,
remaining balance plus interest due upon maturity
at May 19, 1998; converted to 400,097 shares of
common stock in 1999                                               $       --    $  114,327

Subordinated convertible denture payable to
corporation, interest at 12.0% payable semi-annually,
principal due upon maturity at May 21, 1998, convertible
at $5.00 per common share including principal and
accrued interest; delinquent                                           55,718        98,124

Note payable to corporation, interest at 8%; $5,379
principal including interest due monthly                                   --        20,726

Note payable to corporation, interest at 10%; $1,098
principal and interest due monthly                                         --         2,141

Note payable to individuals, interest at effective rate of 15%
paid by issuance of common stock; principal matures at
dates from December 31, 1998 to January 7, 1999,
converted to 180,000 shares of common stock in 1999                        --        45,000
                                                                   ----------    ----------
                                                                   $   55,718    $  280,318
                                                                   ==========    ==========

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LEASE OBLIGATIONS PAYABLE

         The Company, as lessee, has entered into various non-cancelable leases for service equipment, vehicles, and office facilities. Future minimum lease payments under non-cancelable leases at December 31, 1999 are as follows:



For the Years                               Capital      Operating
Ending December 31,                          Leases        Leases
-------------------                        ---------     ---------
                    2000                   $  68,415     $ 117,967
                    2001                      68,415        88,475
                    2002                       8,415             -
                    2003                         189             -
                                           ---------     ---------
Total minimum lease payments                 145,434     $ 206,442
   Less amount representing interest         (18,219)    =========
                                           ---------
Present value of minimum lease payments      127,215
   Less current portion                      (61,544)
                                           ---------
Long-term capital lease obligation         $  65,671
                                           =========


         Rent expense during the years ended December 31, 1999 and 1998 for operating leases was $157,546 and $116,695, respectively, and is included in operating expenses.

         The cost of assets subject to capital leases included in office furniture and equipment is as follows:


                                         December 31,
                                    -----------------------
                                      1999           1998
                                    ---------     ---------
Computer and office equipment       $ 233,155     $ 233,155
   Less accumulated depreciation     (198,219)     (156,507)
                                    ---------     ---------
                                    $  34,936     $  76,648
                                    =========     =========

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       LEASE OBLIGATIONS PAYABLE (CONTINUED)

         Effective October 1, 1998, the Company executed a thirty-six (36) month equipment lease ("Lease Agreement") that consolidated all existing lease obligations with Ironwood Leasing, Ltd. ("Ironwood"). The stated terms of the Lease Agreement call for payments of $5,000 per month. The equipment lease relates to high speed scanning equipment used in the Company's business. Also on October 1, 1998 the Company amended a stock option agreement with Ironwood which, as amended, grants Ironwood the right to purchase 200,000 shares of Common Stock at $1.00 per share for 5 years. Dennis Barnes, a principal of Ironwood, was a director of the Company from 1996 until 1998. On January 12, 2000 Ironwood demanded payment for unpaid lease payments, which at the time amounted to $15,000. The Company believes the terms of the Lease Agreement to be usurious and is presently negotiating to resolve the matter.

9.       INCOME TAXES

         ETC has net operating loss carryforwards of approximately $6,660,000 that are available to offset any future income tax liability. The net operating loss carryforwards expire as follows:

          For the Years Ending
              December 31,                             Expiring
          --------------------                         --------
                 2010                               $    880,000
                 2011                                  2,006,000
                 2012                                  1,633,000
                 2013                                  1,141,000
                 2014                                  1,000,000
                                                     -----------
                 Total                               $ 6,660,000
                                                     ===========


         Deferred income taxes result from the book versus tax accounting difference for net operating loss carryforwards, accrued payroll and stock option-based compensation. The Company has deferred tax assets amounting to approximately $2,200,000 and $1,627,000 at December 31, 1999 and 1998, respectively. The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at December 31, 1999 and 1998.

10.      STOCK OPTIONS

         The Company has issued various stock options to employees and non-employees which are considered compensatory. Vesting varies by agreement ranging from 2 to 7 years. The contractual life of outstanding employee stock options at December 31, 1998 is the term of employment of the holder.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCK OPTIONS (CONTINUED)

         A summary of the status of employee stock options is set forth below:


                                               Year Ended                     Year Ended
                                           December 31, 1999              December 31, 1998
                                       --------------------------    ---------------------------
                                                       Weighted                       Weighted
                                                        Average                        Average
                                                       Exercise                       Exercise
Stock Options                            Shares          Price         Shares           Price
-------------                          -----------    -----------    -----------     -----------
Outstanding, beginning of period           982,500    $     0.720        247,917     $     3.576
Granted                                    400,000    $     0.454        920,000     $     0.680
Exercised                                        -    $         -        (45,417)    $     0.001
Forfeited/expired                                -    $         -       (140,000)    $     1.116
                                       -----------                   -----------
Outstanding, end of period               1,382,500    $     0.640        982,500     $     0.720
                                       ===========                   ===========
Options excercisable, end of period      1,382,500    $     0.640        982,500     $     0.720
                                       ===========                   ===========



         The following table summarizes information about stock options granted during the years ended:



                                    Weighted      Weighted    Weighted      Weighted
                                     Average      Average      Average      Average
                                      Fair        Exercise      Fair        Exercise
                                      Value        Price        Value        Price
                                    ---------    ---------    ---------    ---------
Option price > fair market value    $   0.344    $   0.500    $       -    $       -
Option price < fair market value    $   0.531    $   0.438    $   0.250    $   0.720
Total                               $   0.398    $   0.453    $   0.250    $   0.720

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCK OPTIONS (CONTINUED)

         The following table summarizes information about stock options outstanding at December 31, 1999 and 1998:


                       Options         Weighted Average        Weighted          Options          Weighted
                     Outstanding          Remaining             Average         Exercisable        Average
Exercise Prices      at 12/31/99       Contractual Life      Exercise Price     at 12/31/99     Exercise Price
---------------   -----------------   -----------------     ---------------     -----------   -----------------
$        0.438         300,000              May 1, 1006           $0.438           300,000             $0.438
$        0.500         100,000          Various to 2001           $0.500           100,000             $0.500
$.0190 to $.52         595,000           Term of Employ           $0.505           595,000             $0.505
$        1.000         200,000          October 1, 2003           $1.000           200,000             $1.000
$        1.000         125,000           Term of Employ           $1.000           125,000             $1.000
$        1.250          62,500        December 31, 2000           $1.250            62,500             $1.250
                     ---------                                                   ---------
                     1,382,500                                                   1,382,500
                     =========                                                   =========

                    Options      Weighted Average         Weighted              Options             Weighted
                  Outstanding       Remaining             Average             Exercisable           Average
Exercise Prices   at 12/31/98    Contractual Life      Exercise Price         at 12/31/98        Exercise Price
---------------   -----------    -----------------    -----------------    -----------------    ----------------
$.0190 to $ 52       595,000        Term of Employ         $0.505               595,000              $0.505
$        1.000       200,000       October 1, 2003         $1.000               200,000              $1.000
$        1.000       125,000        Term of Employ         $1.000               125,000              $1.000
$        1.250        62,500     December 31, 2000         $1.250                62,500              $1.250
                    --------                                                    -------
                     982,500                                                    982,500
                    ========                                                    =======



         Fair values for the stock underlying stock options and stock warrants subsequent to becoming publicly traded consisted of quoted market prices as listed in stock-trading business journals. These fair values were used to determine the compensatory components of the stock options and stock warrants granted during the years ended December 31, 1999 and 1998. The Company's common stock became publicly traded in April 1997.

         Compensation costs will be recognized as an expense over the vesting period of the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. There is no future compensation expense to be recorded in subsequent periods as of December 31, 1999.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCK OPTIONS (CONTINUED)

         Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0.0 percent; expected volatility of 382 percent; risk free interest rates of 4.5 percent; expected lives of two years. Following are the weighted-average assumptions used for grants in 1998: dividend yield of 0.0 percent; expected volatility of 40.0 percent; risk free interest rates of 4.5 percent; expected lives of five years.. Had compensation cost for the Company's stock based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net loss in 1998 would have been $1,081,361. Basic and diluted loss per share would have been $(.28) and $(.54), respectively, in 1998. There were no options issued to employees during 1999.

         The Company recognized $138,760 and $38,253 in expense for 1999 and 1998, respectively for the issuance of nonemployee stock options under FASB Statement 123.

11.      CUSTOMER CONCENTRATION

         For the years ended December 31, 1999 and 1998, revenues from one customer amounted to approximately 62% and 74% of total revenues.

         Trade accounts receivable included $184,412 and $146,880 relating to these customers at December 31, 1999 and 1998, respectively.

12.      COMMITMENTS AND CONTINGENCIES

         Concentration of Credit Risk

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

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employment Agreement

         As described in Note 3, in January 1999, the Company entered into a three-year employment agreement with its CEO. The agreement has been modified in March 2000 whereby the CEO voluntarily reduced his salary through 2000 to $14,500 per month and agreed to receive seven per cent of retained revenues, as defined, in excess of $100,000 per month, unless such payment causes a loss in that month.

13.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the years ended December 31, 1999 and 1998, the Company paid $29,127 and $27,663 for interest, respectively. During the years ended December 31, 1999 and 1998, the Company made no payments for income taxes.

         Non-cash investing and financing activities include the following:

         The Company acquired assets valued at $37,066 through capital lease obligations during the year ended December 31, 1998.

         During 1998, the Company issued 142,500 shares of common stock for prepaid interest in connection with the execution of certain notes payable (see Note 9). During 1998, $100,000 principal amount of a subordinated convertible debenture was converted to 200,000 shares of common stock.

         During 1999, the Company acquired HPI through the issuance of 3,538,306 shares valued at $297,000. An additional 651,751 shares valued at $54,747 were also issued related to the acquisition. The Company then sold HPI for a note receivable of $323,582 less the discount of $23,325.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                       For the Year Ended December 31, 1999
                                   -------------------------------------------
                                      Loss           Shares         Per Share
                                   (Numerator)    (Denominator)      Amount
                                   -----------     -----------     -----------
BASIC EARNINGS PER SHARE:

  Loss from continuing operations  $(1,111,517)      9,847,812     $     (0.11)
EFFECT OF DILUTIVE SECURITIES:                                     ===========
  Warrants                                   -         (46,440)
  Employee stock options                     -        (536,904)
  Non-employee options                       -        (257,213)
                                   -----------     -----------
DILUTED EARNINGS PER SHARE:

  Loss from continuing operations
    and assumed conversions        $(1,111,517)      9,007,255     $     (0.12)
                                   ===========     ===========     ===========


                                         For the Year Ended December 31, 1998
                                   -------------------------------------------------
                                       Loss             Shares           Per Share
                                    (Numerator)      (Denominator)        Amount
                                   -------------     -------------     -------------
BASIC EARNINGS PER SHARE:
  Loss from continuing operations  $    (884,875)        3,813,633     $       (0.23)
EFFECT OF DILUTIVE SECURITIES:                                         =============
  12% convertible debentures              12,211          (274,574)
  Employee stock options                       -          (770,679)
  Non-employee stock options                   -          (407,718)
  Warrants                                     -          (363,771)
                                   -------------     -------------
DILUTED EARNINGS PER SHARE:
  Loss from continuing operations
    and assumed conversions        $    (872,664)        1,996,891     $       (0.44)
                                   =============     =============     =============




         As of December 31, 1999 and 1998, options to purchase 20,000 and 8,550 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per share because the options had an antidilutive effect on earnings per share.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBITS


    2.1* Agreement on Plan of reorganization, dated January 31, 1999
         (incorporated by reference from Exhibit 2 to the Company's Form 8-K, dated February 10, 1997).

    2.2* Disposition of Asset - Purchase Agreement, dated August 12, 1999
         (incorporated by reference from Exhibit 2 to the Company's Form 8-K, dated August 27, 1999).

    2.3* Disposition of Asset - Security Agreement, dated August 12, 1999
         (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K, dated August 27, 1999).

    2.4* Disposition of Asset - Guaranty Agreement, dated August 12, 1999
         (incorporated by reference from Exhibit 2.2 to the Company's Form 8-K, dated August 27, 1999).

    3.1* Articles of Incorporation of the Company, dated September 5, 1986
         (incorporated by reference from an Exhibit to the Company's
         Registration Statement on Form S-4, dated January 7, 1997).

    3.2* Amendment to the Articles of Incorporation of the Company, dated March
         26, 1996 (incorporated by reference from an exhibit to the Company's
         Registration Statement on Form S-4, dated January 7, 1997).

    3.3* Bylaws of the Company, dated September 5, 1986 (incorporated by reference from an Exhibit to the Company's Registration Statement on For S-4, dated January 7, 1997).

    10.  Employment Agreement, dated February 1, 1999 between Electronic
         Transmission Corporation and Robert Fortier (incorporated by reference from Exhibit 10 to the Company's Form 8-K, dated February 10, 1999).

    21.  Subsidiary of Registrant - ETC Administrative Services, Inc., a Texas
         Corporation.

    27.1 Financial Data Schedule.

    *  Previously Filed