Form 10QSB
period 2000-03-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 2000-05-11
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000

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


      15301 Spectrum Drive
            Suite 501
           Addison, Texas                                             75001
(Address of principal executive offices)                            (ZIP Code)

                                 (972) 980-0900
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,336,178 shares as of March 31, 2000.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                             March
                                                             2000
                                                          ------------
                            ASSETS

Current assets:
      Cash and cash equivalents                           $   115,890
      Accounts receivable                                     296,845
      Current portion, notes receivable                       109,122
      Prepaid assets                                           23,441
                                                          -----------
            Total current assets                              545,298
                                                          -----------


Property and equipment, net                                   200,222

Other assets:
     Deposits                                                   6,749
     Note receivable                                           48,774
                                                          -----------

                                                          $   801,043
                                                          ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued liabilities            $   404,505
      Notes payable and convertible debentures                 55,718
      Current portion, capital lease obligations               61,380
      Net liabilities of discontinued operations              254,635
                                                          -----------
            Total current liablilites                         776,238


Long-term capital lease obligations                            63,885
                                                          -----------
            Total liabilities                                 840,123
                                                          -----------


Commitments and contingencies                                      --

Stockholders' equity (deficit):
      Preferred stock, $1 par value, 2,000,000 shares              --
           authorized; no shares issued and outstanding
      Common stock, $.001 par value, 20,000,000
           shares authorized; 11,336,178 shares issued
           and outstanding                                     11,337
      Additional paid-in-capital                            9,215,503
      Accumulated deficit                                  (9,265,920)
                                                          -----------
            Total stockholders' equity (deficit)              (39,080)
                                                          -----------

                                                          $   801,043
                                                          ===========

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                               Three Months Ended March 31,
                                                   2000           1999
                                              ------------    ------------
Service revenues                              $    618,651    $    606,195

Cost and Expenses:
      Cost of revenues                             133,245         230,091
      Selling, general and administrative          503,576         604,623
      Depreciation and amortization                 39,040          60,504
                                              ------------    ------------
            Total cost and expenses                675,861         895,218
                                              ------------    ------------

Loss from operations                               (57,210)       (289,023)

Other income (expense)
      Interest income (expense), net                 2,884          (7,222)
      Other income                                  22,328              --
                                              ------------    ------------
            Total other income                      25,212          (7,222)

Loss from continuing operations                    (31,998)       (296,245)

Gain (loss) from discontinued operations                --          31,662
                                              ------------    ------------

Net loss                                      $    (31,998)   $   (264,583)
                                              ============    ============


Loss per common share:
              Basic                           $         --    $      (0.04)
                                              ============    ============
              Diluted                         $         --    $      (0.04)
                                              ============    ============

Weighted average common shares outstanding:
              Basic                             11,336,178       7,461,534
                                              ============    ============
              Diluted                           10,819,626       6,642,928
                                              ============    ============

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               Three Months Ended March 31,
                                                                    2000         1999
                                                               ------------  --------------
Cash flows from operations:
Net loss                                                         $ (31,998)   $(264,583)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Issuance of common stock for interest                             --        5,702
      Change in net assets of discontinued operations               17,900       (5,455)
      Depreciation and amortization                                 39,040       60,504
      Changes in operating assets and liabilities:
         Accounts receivable-trade                                 (22,807)     (36,476)
         Employee advances                                              --           --
         Prepaid expenses                                           21,935       24,796
         Deposits and other assets                                      --           --
         Accounts payable and accrued expenses                     (63,676)      92,995
                                                                 ---------    ---------
             Net cash used in operating activities                 (39,606)    (122,517)
                                                                 ---------    ---------

Cash flows from investing activities:
      Receipts on note receivable                                   25,624           --
      Purchases of furniture and equipment                         (18,243)        (777)
                                                                 ---------    ---------
              Net cash provided (used) in investing activities       7,381         (777)
                                                                 ---------    ---------

Cash flows from financing activities:
      Issuance of notes payable and convertible debentures              --      100,000
      Payments on notes payable and convertible debentures              --      (40,776)
      Payments on capital leases payable                            (1,950)     (22,267)
      Issuance of common stock for cash                                 --       13,125
                                                                 ---------    ---------
             Net cash provided (used) by financing activities       (1,950)      50,082
                                                                 ---------    ---------
Net increase (decrease) in cash                                    (34,175)     (73,212)
Cash and equivalents, beginning of period                          150,065      163,284
                                                                 ---------    ---------
Cash and equivalents, end of period                              $ 115,890    $  90,072
                                                                 =========    =========

                       ELECTRONIC TRANSMISSION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The financial statements included herein for Electronic Transmission Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

On August 12, 1999, the Company sold all of its interest in the stock of Health Plan Initiative, Inc. to A&G Financial Consultants, Inc., its primary customer. Based on a review of the Company's current position in the market and the belief that a sale would free capital to pursue expansion in its core business of automating claims processing and repricing, the Board of Directors believed this was in the best interest of the Company at the time. The sale of Health Plan Initiatives, Inc. resulted in a gain of $17,097 for the Company. A&G Financial has become a client of the Company for electronic processing for the Health Plan Initiatives business. On August 12, 1999 the Company filed a Form 8-K providing more details on the transaction.

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

                                                      March 31, 2000   March 31, 1999
Furniture                                              $   117,259       $   128,407
Computer & Office Equipment                                805,181           729,675
Computer Software                                          164,784           286,611
Leasehold Improvements                                      16,564            16,564
                                                       -----------       -----------

                                                       $ 1,103,788       $ 1,161,257
                                                       -----------       -----------
                     Less:  accumulated depreciation      (903,566)         (818,582)
                                                       -----------       -----------

                                                       $   200,222       $   342,675
                                                       ===========       ===========

NOTE 4 - SUSBSEQUENT EVENTS

In March 2000 Robert Fortier, CEO, voluntarily reduced his salary through 2000 to $14,500 per month and agreed to receive seven per cent of retained revenues, as defined, in excess of $100,000 per month, unless such payment causes a loss in that month. Mr. Fortier further agreed that in no event would the combined total of the revenue allocation and reduced fixed salary exceed the pre voluntary reduction amount.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations of the Company

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.

         Revenues. Revenues primarily consist of two major components, automation and repricing. Revenues from automation services totaled $522,636 and $258,345 for the three months ended March 31, 2000 and 1999, respectively. Revenues from repricing totaled $96,015 and $347,850 for the three months ended March 31, 2000 and 1999, respectively. The discontinued TPA division generated revenues of $ 39,617 for the three months ended March 31, 1999. Automation revenues increased as the result of ten additional clients and increase in activity of existing clients. Repricing revenues decreased primarily as the result of the sale of Health Plan Initiatives, Inc. and re-focus to automation.

         Cost of Revenues. Cost of Revenues consist of two major components, automation and repricing. Costs of automation services totaled $128,206 and $85,551 for the three months ended March 31, 2000 and 1999, respectively. The costs for the three months ended March 31, 2000 were comprised of $72,649 in data entry personnel, $52,235 in imaging fees and $3,322 for communication expenses. In the three months ended March 31, 1999, these costs consisted of $51,204 in data entry personnel, $24,433 in imaging fees and $ 9,914 in communication expenses. Costs of repricing services were made up of $5,039 and $144,540 in third party network fees for the three months ended March 31, 2000 and 1999, respectively.

         The significant reduction in the cost of repricing revenue; $5,039 in 2000 and $144,540 in 1999, is a result of two components. Following the sale of Health Plan Initiatives, the Company no longer paid for access to health care networks for the purpose of repricing claims. The access fees to reprice accounted for 41.55% of repricing revenue in 1999. There were miscellaneous access expenses of 5.25% of revenue in 2000. Secondly, repricing revenue is currently generated from sources that do not require access charges. In certain instances, the Company performs stand alone repricing services for a straight fee for a customer who arranges for and pays their own access charges. More significantly, however, the majority of the repricing revenue generated for the period through March 31, 2000, comes from out of network reimbursement adjustments using a fee schedule developed by the Company for which no access fees are payable and for which the Company receives a percentage of savings.

         Gross Profit. Gross profit for the three months ended March 31, 2000 was $485,406 as compared to $376,104 for the three months ended March 31, 1999. The gross profit margin for the three months ended March 31, 2000 was 78% versus 62% for 1999. Gross profit increased because of efficiency in operations and the cost of automation revenues is less than that of repricing revenues because the cost for the automation process is fixed and repricing revenues are impacted by the high costs of network access fees, over which the Company has little or no control.

         Other Expenses. Selling, general and administrative costs decreased to $503,576 for the three months ended March 31, 2000, compared to $604,623 for the three months ended March 31, 1999. Selling, general and administrative expenses consisted primarily of personnel costs, rent, insurance and professional fees. For the three months ended March 31, 2000, total personnel costs were $341,000, total rent costs were $33,341, total insurance costs were $23,567 and total professional fees were $44,036. For the three months ended March 31, 1999, total personnel costs were $393,395, total rent costs were $36,646, total insurance costs were $21,920 and total professional fees were $58,060. Decrease in selling, general and administrative cost for the period ended March 31, 2000 is due to the sale of Health Plan Initiatives, Inc. and management's continued monitoring of operations.

         Net Loss. The Company incurred a net loss of $31,998 and $264,583 for the three months ended March 31, 2000 and 1999 respectively. The Company expects future periods to generate sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

         Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At March 31, 2000, the Company had cash and cash equivalents of $115,890, and working capital deficit of $230,940. The Company has a convertible debenture in the amount of $55,718 bearing interest at 12% per annum. Payments of principal and interest were due and payable monthly in the amount of $5,508 for the period January, 1999 through October, 1999, with a final payment of $55,718 due on November 1, 1999. The Company is attempting to convert this convertible debenture into equity.

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

     The Company continues to review its cost structure and accessing a possible reduction in the fixed cost portion of its infrastructure. The Company intends to increase revenues by expanding its customer base and increase service to existing customers. The Company continues to enhance its productivity through software improvements. The Company believes that the net proceeds from the existing liquidity sources and the anticipated working capital provided from improved operations, will satisfy its cash requirements for the 2000 fiscal year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has been named as a party Defendant in a suit brought by W. Mack Goforth, former CFO/CEO of the Company. Mr. Goforth claims he was terminated as a result of a change in control related to the acquisition/merger with Health Plan Initiatives, Inc. The Company terminated Mr. Goforth in October, 1998 for reasons unrelated to the ETC/HPI transaction. It is the position of the Company that the reasons for the termination were such that the termination was for cause under Mr. Goforth's employment agreement with the Company. The suit is pending in Dallas County, Texas.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           27.1.1    Financial Data Schedule

(b)       Reports on Form 8-K

     No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ELECTRONIC TRANSMISSION CORPORATION


May 10, 2000                        By:  /s/ ROBERT FORTIER
                                         ----------------------------------
                                    Robert Fortier, Chairman, Chief Executive
                                    Officer, and Director (Principal Executive
                                    Officer)



May 10, 2000                        By:  /s/ MICHAEL J. LOVELL
                                         ----------------------------------
                                    Michael J. Lovell, Controller (Principal
                                    Accounting Officer)

                           ACCOUNTANTS' REVIEW REPORT



Board of Directors
of Electronic Transmission Corporation and Subsidiary:


We have reviewed the accompanying balance sheets of Electronic Transmission Corporation and Subsidiary as of March 31, 2000, and the related statements of income and members' equity and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the America Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




                                        Jackson & Rhodes P.C.


Dallas, Texas
May 5, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
27.1.1          Financial Data Schedule