Form 10QSB
period 2000-06-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 2000-08-14
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,349,678 shares as of June 30, 2000.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                          June 30,
                                                            2000
                                                        ------------
                          ASSETS

Current  assets:
      Cash and cash equivalents                         $     56,499
      Accounts receivable                                    296,294
      Current portion, notes receivable                      111,873
      Prepaid assets                                          92,859
                                                        ------------
            Total current assets                             557,525


Property and equipment, net                                  180,631


Other assets:
     Deposits                                                  6,749
     Note receivable                                          19,753
                                                        ------------

                                                        $    764,658
                                                        ============

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued liabilities          $    418,571
      Notes payable and convertible debentures                55,718
      Current portion, capital lease obligations              60,251
      Net liabilities of discontinued operations             254,635
                                                        ------------
            Total current liabilities                        789,175


Long-term capital lease obligations                           63,208
                                                        ------------
            Total liabilities                                852,383
                                                        ------------


Commitments and contingencies                                     --


Stockholder's equity (deficit):
      Preferred stock,$1 par value,2,000,000 shares
         authorized: no shares issued and outstanding             --
      Common stock, $.001 par value, 20,000,000
         shares authorized: 11,349,678 shares issued
         and outstanding                                      11,350
     Additional paid-in-capital                            9,219,390
     Accumulated deficit                                  (9,318,465)
                                                        ------------
        Total stockholders' equity (deficit)                 (87,725)
                                                        ------------

                                                        $    764,658
                                                        ============

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
Service revenues                              $    645,496    $    829,409    $  1,264,147    $  1,435,603

Cost and Expenses:
      Cost of revenues                        $    172,200    $    332,154    $    305,445    $    562,245
      Selling, general and administrative          497,008         600,445       1,000,584       1,205,068
      Depreciation and amortization                 33,443          68,649          72,483         129,153
                                              ------------    ------------    ------------    ------------
            Total cost and expenses                702,651       1,001,248       1,378,512       1,896,466
                                              ------------    ------------    ------------    ------------

Loss from operations                               (57,155)       (171,839)       (114,365)       (460,863)

Other income (expense)
      Interest expense, net                          2,711          (6,712)          5,595         (13,934)
      Other income                                   1,899              --          24,227              --
                                              ------------    ------------    ------------    ------------
            Total other income                       4,610          (6,712)         29,822         (13,934)

Loss from continuing operations                    (52,545)       (178,551)        (84,543)       (474,797)

Gain (loss) from discontinued operations                --             412              --          32,075
                                              ------------    ------------    ------------    ------------

Net Loss                                      $    (52,545)   $   (178,139)   $    (84,543)   $   (442,722)
                                              ============    ============    ============    ============

Loss per common share:
              Basic                           $         --    $      (0.02)   $      (0.01)   $      (0.05)
                                              ============    ============    ============    ============
              Diluted                         $         --    $      (0.02)   $      (0.01)   $      (0.06)
                                              ============    ============    ============    ============

Weighted average common shares outstanding:
              Basic                             11,338,848       8,468,102      11,338,848       8,468,102
                                              ============    ============    ============    ============
              Diluted                           10,670,341       7,619,949      10,670,341       7,619,949
                                              ============    ============    ============    ============

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Six Months Ended June 30,
                                                                    2000          1999
                                                                 ----------    ----------
Cash flows from operations:
Net loss                                                         $  (84,543)   $ (442,722)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Issuance of common stock for interest                              --         5,702
      Change in net assets of discontinued operations                17,900        72,452
      Depreciation and amortization                                  72,483       134,925
      Changes in operating assets and liabilities:
         Accounts receivable-trade                                  (22,256)     (387,011)
         Prepaid expenses                                           (47,483)      (33,721)
         Accounts payable and accrued expenses                      (45,710)      323,048
                                                                 ----------    ----------
              Net cash used in operating activities                (109,609)     (327,327)
                                                                 ----------    ----------

Cash flows from investing activities:
      Receipts on note receivable                                    51,894            --
      Purchases of furniture and equipment                          (32,095)       (8,483)
                                                                 ----------    ----------
              Net cash provided (used) in investing activities       19,799        (8,483)
                                                                 ----------    ----------

Cash flows from financing activities:
      Issuance of notes payable and convertible debentures               --       337,224
      Payments on notes payable and convertible debentures               --       (68,726)
      Payments on capital leases payable                             (3,756)      (39,238)
      Issuance of common stock for cash                                  --        13,125
                                                                 ----------    ----------
             Net cash provided (used) by financing activities        (3,756)      242,385
                                                                 ----------    ----------
Net increase (decrease) in cash                                     (93,566)      (93,425)
Cash and equivalents, beginning of period                           150,065       163,284
                                                                 ----------    ----------
Cash and equivalents, end of period                              $   56,499    $   69,859
                                                                 ==========    ==========

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

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

                                                       June 30, 2000    June 30, 1999

Furniture                                              $    117, 260    $     141,056
Computer & Office Equipment                                  811,463          724,237
Computer Software                                            172,355          287,099
Leasehold Improvements                                        16,565           16,564
                                                       -------------    -------------

                                                       $   1,117,643    $   1,168,956

                     Less:  accumulated depreciation        (937,012)        (877,632)
                                                       -------------    -------------

                                                       $     180,631    $     291,324
                                                       =============    =============

NOTE 4 - SUBSEQUENT EVENTS

In March 2000 Robert Fortier, CEO, voluntarily adjusted his salary through 2000 to $14,500 per month (from $25,000 per month) and agreed to receive seven per cent of retained automation revenues, as defined, in excess of $100,000 per month, unless such payment causes a loss in that month. Mr. Fortier further offered that in no event would the combined total of the revenue allocation and adjusted fixed salary exceed the pre adjustment amount.

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

Results of Operations of the Company

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999.

         Revenues. Revenues consist of two components, automation and repricing. Automation revenues totaled $1,067,877 and $563,402 for the six months ended June 30, 2000 and 1999, respectively. Revenues from repricing totaled $196,270 and $872,201 for the six months ended June 30, 2000 and 1999, respectively. The discontinued TPA division generated runoff revenues of $ 39,617 for the six months ended June 30, 1999. Automation revenue increased (89.54%) as a result of ten additional clients and an activity increase in existing clients. Repricing revenues decreased (77.50%) primarily as the result of the sale of Health Plan Initiatives, Inc. and a re-focus to automation services. The first six months total revenue of $1,264,147 is down from the same period in 1999 of $1,435,603 (11.61%).

         Cost of Revenues. Two elements comprise the Cost of Revenues, automation and repricing. Costs of automation services totaled $300,406 and $171,963 for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 automation costs consisted of $160,311 for data entry, $134,859 for imaging and $5,236 for communications. For the six months ended June 30, 1999, these costs were $101,274 for data entry, $42,015 for imaging and $28,674 in communication. Third party network access fees made up of $5,039 and $390,282 the six months ended June 30, 2000 and 1999, respectively made up the repricing cost of revenues.

         The significant reduction in the cost of repricing revenue; $5,039 in 2000 and $390,282 in 1999, is a result of two factors. Following the sale of Health Plan Initiatives, the Company no longer paid for access to health care networks for the purpose of repricing claims. These access fees accounted for 44.75% of repricing revenue in 1999. There were miscellaneous access expenses of 2.57% of revenue in 2000. Secondly, repricing revenue is currently generated from internal sources and on a transaction basis, that does not require access charges. The majority of repricing revenue generated for the period through June 30, 2000, comes from reimbursement adjustments using a fee schedules developed by the Company for which no access fees are payable.

         Gross Profit. Gross profit for the six months ended June 30, 2000 was $958,702 (up 9.8%) as compared to $873,358 for the six months ended June 30, 1999. The gross profit margin for the six months ended June 30, 2000 was 76% versus 61% for 1999. Gross profit increased because of efficiency in operations and the Company's re-emphasis on automation revenue, the cost of automation revenues is less than that of repricing revenues. Repricing revenues are impacted by the high costs of network access fees, over which the Company has little or no control.

         Other Expenses. Selling, general and administrative costs decreased to $1,000,584 (down 16.96%) for the six months ended June 30, 2000, compared to $1,205,068 for the six months ended June 30, 1999. Selling, general and administrative expenses consisted primarily of personnel costs, rent, insurance and professional fees. For the six months ended June 30, 2000, total personnel costs were $679,054 (down 14.21%), total rent costs were $66,723 (down 12,21%), total insurance costs were $51,941 (up 22.95%) and total professional fees were $66,567 (down 34.19%). For the six months ended June 30, 1999, total personnel costs were $791,604, total rent costs were $76,006, total insurance costs were $42,245 and total professional fees were $101,161. Decrease in selling, general and administrative cost for the period ended June 30, 2000 is due to the sale of Health Plan Initiatives, Inc. and management's continued monitoring of operations.

         Net Loss. The Company incurred a net loss of $84,543 and $442,722 for the six months ended June 30, 2000 and 1999 respectively (a reduction of $358,179 or 80.9%). The Company expects future periods to generate sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

For the Quarter Ended June 30, 2000, Compared to the Quarter Ended June 30, 1999

      Revenues. Revenues consist of two components, automation and repricing. Automation revenues totaled $545,241 and $305,058 for the quarters ended June 30, 2000 and 1999 respectively. Revenues from repricing totaled $100,255 and $524,351 for the quarters ended June 30, 2000 and 1999 respectively. Automation revenues increased as the result of additional clients and increase in activity of existing clients. Repricing revenues decreased primarily as the result of the sale of Health Plan Initiatives, Inc. and a re-focus to automation. The total quarterly revenue of $645,496 is down from the quarterly revenue from the same period in 1999 of $829,409 (22.17%).

     Cost of Revenues. Two elements comprise the Cost of Revenues, automation and repricing. Cost of automation services totaled $172,200 and $86,412 for the quarters ended June 30, 2000 and 1999 respectively. The costs for the second quarter of 2000 were comprised of $87,662 for data entry, $82,623 for imaging and $1,915 for communications expenses. During the same period of 1999, these costs consisted of $50,070 for data entry, $17,582 for imaging and $18,760 in communication expenses. Third party network access fees made up of $-0- and $245,742 for the quarters ended June 30,2000 and 1999 respectively made up the costs of repricing revenues.

     The significant reduction in the cost of repricing revenue; $-0- in 2000 and $245,742 in 1999, is a result of the sale of Health Plan Initiatives, Inc, and repricing revenue is currently generated from sources that do not require access charges.

     Gross Profit. Gross profit for the quarter ended June 30, 2000 was $473,296 as compared to $497,255 for the quarter ended June 30, 1999 (down 4.8%). The gross profit margin for the quarter ended June 30, 2000 was 73% verses 60% for 1999 (up 21.7%).

     Other Expenses. Selling, general and administrative costs decreased to $497,008 for the quarter ended June 30, 2000 compared to $600,445 for the quarter ended June 30, 1999 (down 17.23%). Selling, general and administrative expenses consist primarily of personnel cost, rent, insurance and professional fees. For the quarter ended June 30, 2000, total personnel cost were $338,054, total rent costs were $33,382, total insurance cost were $28,374 and total professional fees were $22,531. For the quarter ended June 30, 1999, total personnel cost were $398,209, total rent cost were $39,360, total insurance cost were $20,325 and total professional fees were $43,101.

     Net Loss. The Company incurred a net loss of $52,545 and $178,139 for the quarters ended June 30, 2000 and 1999 respectively (a reduction of $125,594 or 70.5%).

Liquidity and Capital Resources

         Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At June 30, 2000, the Company had cash and cash equivalents of $56,499, and working capital deficit of $231,650. The Company has a convertible debenture in the amount of $55,718 bearing interest at 12% per annum. Payments of principal and interest were due and payable monthly in the amount of $5,508 for the period January, 1999 through October, 1999, with a final payment of $55,718 due on November 1, 1999. The Company is attempting to re-negotiate payment terms of this convertible debenture..

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

         The Company continues to review its cost structure and accessing a possible reduction in the fixed cost portion of its infrastructure. The Company intends to increase revenues by expanding its customer base and increase service to existing customers. The Company continues to enhance its productivity through software and work flow improvements. The Company believes that the net proceeds from the existing liquidity sources and the anticipated working capital provided from improved operations, will satisfy its cash requirements for the 2000 fiscal year.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has been named as a party Defendant in a suit brought by W. Mack Goforth, former CFO/CEO of the Company. Mr. Goforth claims he was terminated as a result of a change in control related to the acquisition/merger with Health Plan Initiatives, Inc. The Company terminated Mr. Goforth in October 1998 for reasons unrelated to the ETC/HPI transaction. It is the position of the Company that the reasons for the termination were such that the termination was for cause under Mr. Goforth's employment agreement with the Company. The suit is pending in Dallas County, Texas.

     The Company is named as a co-defendant with Wal-Mart Stores, Inc. (a client) and various other entities in a suit filed in the United States District Court, Central District California by Vencor Hospitals. The Company believes it has no liability whatsoever in this instance and that all claims will be dropped. The Company has retained local counsel in California to protect its interest. The Company believes this case will have no impact on earnings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

            27.1.1    Financial Data Schedule

(b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ELECTRONIC TRANSMISSION CORPORATION


August 14, 2000                        By: /s/ Robert Fortier
                                           -------------------------------------
                                       Robert Fortier, Chairman, Chief Executive
                                       Officer, and Director (Principal
                                       Executive Officer)


August 14, 2000                        By: /s/ Michael J. Lovell
                                          --------------------------------------
                                       Michael J. Lovell, Controller (Principal
                                       Accounting Officer)

                           ACCOUNTANTS' REVIEW REPORT


Board of Directors
of Electronic Transmission Corporation and Subsidiary:


We have reviewed the accompanying balance sheet of Electronic Transmission Corporation and Subsidiary as of June 30, 2000, and the related statements of income and cash flows for the three months and six months then ended. These financial statements are the responsibility of the Company's management.

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




                                       Jackson & Rhodes P.C.


Dallas, Texas
August 3, 2000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

27.1.1                     Financial Data Schedule