Form 10QSB
period 2000-09-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 2000-11-14
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,349,678 shares as of September 30, 2000.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

         CONSOLIDATED BALANCE SHEETS

                                                                      September 30,
                                                                           2000
                                                                     ---------------
                                     ASSETS
Current  assets:
      Cash and cash equivalents                                      $        74,974
      Accounts receivable                                                    303,312
      Current portion, notes receivable                                      113,745
      Prepaid assets                                                          72,040
                                                                     ---------------
            Total current assets                                             564,071

Property and equipment, net                                                  154,111

Other assets:
     Deposits                                                                  6,749
                                                                     ---------------

                                                                     $       724,931
                                                                     ===============
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued liabilities                       $       411,108
      Notes payable and convertible debentures                                47,718
      Current portion, long-term debt                                        124,389
      Net liabilities of discontinued operations                             254,635
                                                                     ---------------
            Total current liablilites                                        837,850

Long-term debt                                                               115,520
                                                                     ---------------
            Total liabilities                                                953,370
                                                                     ---------------

Commitments and contingencies                                                     --

Stockholders' equity (deficit):
      Preferred stock,$1 par value,2,000,000 shares
         authorized: no shares issued and outstanding                             --
      Common stock, $.001 par value, 20,000,000
         shares authorized: 11,349,678 shares issued
         and outstanding                                                      11,350
     Additional paid-in-capital                                            9,219,390
     Accumulated deficit                                                  (9,459,179)
                                                                     ---------------
        Total stockholders' equity(deficit)                                 (228,439)
                                                                     ---------------
                                                                     $       724,931
                                                                     ===============

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                                 ------------------             -----------------
                                                 2000           1999           2000           1999
                                             ------------   ------------   ------------   ------------

Service revenues                             $    691,820   $    654,344   $  1,955,967   $  2,089,947

Cost and Expenses:
      Cost of revenues                       $    213,799   $    139,471   $    519,244   $    701,716
      Selling, general and administrative         470,926        562,758      1,471,510      1,767,826
      Depreciation and amortization                28,427         44,214        100,910        173,367
                                             ------------   ------------   ------------   ------------
            Total cost and expenses               713,152        746,443      2,091,664      2,642,909
                                             ------------   ------------   ------------   ------------

Loss from operations                              (21,332)       (92,099)      (135,697)      (552,962)

Other income (expense)
      Interest expense, net                        (1,104)       (10,179)         4,491        (24,113)
      Legal settlement expense                   (118,279)            --       (118,279)            --
      Other income                                     --         95,169         24,227         95,169
                                             ------------   ------------   ------------   ------------
            Total other income (expense)         (119,383)        84,990        (89,561)        71,056

Loss from continuing operations                  (140,715)        (7,109)      (225,258)      (481,906)

Gain (loss) from discontinued operations               --             --             --         32,075
                                             ------------   ------------   ------------   ------------

Net Loss                                     $   (140,715)  $     (7,109)  $   (225,258)  $   (449,831)
                                             ============   ============   ============   ============

Loss per common share:
              Basic                          $      (0.01)  $         --   $      (0.02)  $      (0.05)
                                             ============   ============   ============   ============
              Diluted                        $      (0.01)  $         --   $      (0.02)  $      (0.06)
                                             ============   ============   ============   ============

Weighted average common shares outstanding:
              Basic                            11,342,485      9,307,426     11,342,485      9,307,426
                                             ============   ============   ============   ============
              Diluted                          10,221,441      8,505,447     10,221,441      8,505,447
                                             ============   ============   ============   ============

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   -----------------
                                                                   2000        1999
                                                                ----------  ----------
Cash flows from operations:
Net loss                                                        $(225,258)  $(449,831)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Issuance of common stock for interest                            --       5,702
      Change in net assets of discontinued operations              17,900      72,452
      Depreciation and amortization                               100,910     179,139
      Changes in operating assets and liabilities:
         Accounts receivable-trade                                (29,274)   (155,178)
         Prepaid expenses                                         (26,664)    (23,797)
         Legal settlement payable                                 118,279          --
         Accounts payable and accrued expenses                    (57,073)     58,483
                                                                ---------   ---------
              Net cash used in operating activities              (101,180)   (313,030)
                                                                ---------   ---------

Cash flows from investing activities:
      Receipts on note receivable                                  69,775      64,000
      Purchases of furniture and equipment                        (34,002)    (96,757)
                                                                ---------   ---------
              Net cash provided (used) in investing activities     35,773     (32,757)
                                                                ---------   ---------

Cash flows from financing activities:
      Issuance of notes payable and convertible debentures             --     388,920
      Payments on notes payable and convertible debentures         (8,000)   (435,717)
      Payments on capital leases payable                           (5,584)    (51,391)
      Issuance of common stock for cash                             3,900     613,125
                                                                ---------   ---------
             Net cash provided (used) by financing activities      (9,684)    514,937
                                                                ---------   ---------
Net increase (decrease) in cash                                   (75,091)    169,150
Cash and equivalents, beginning of period                         150,065     122,039
                                                                ---------   ---------
Cash and equivalents, end of period                             $  74,974   $ 291,189
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

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT

     The following is a summary of office furniture and equipment:

                                                             September 30,       September 30,
                                                                 2000                1999

Furniture                                                     $  117,260          $  141,056
Computer & Office Equipment                                      813,370             736,565
Computer Software                                                172,355             161,315
Leasehold Improvements                                            16,565              16,564
                                                              ----------          ----------

                                                              $1,119,550          $1,055,500
            Less: accumulated depreciation                      (965,439)           (822,989)
                                                              ----------          ----------
                                                              $  154,111          $  232,511
                                                              ==========          ==========

NOTE 4 - SUBSEQUENT EVENTS

       On August 25, 2000 the Board of Directors voted to remove Robert Fortier from the position as Chairman of the Board and place Mr. Fortier on administrative leave from his duties as Chief Executive Officer. Mr. Fortier remains as a Director of the Company.

       On September 7, 2000 the Board of Directors voted to terminate Mr. Fortier for cause under his employment contract. In addition, the Board of Directors voted to bring suite against Mr. Fortier, alleging fraud in connection with the sale of Health Plan Initiatives, Inc., a company owned by Mr. Fortier, to Electronic Transmission Corporation in January, 1999. Mr. Fortier remains as a Director of the Company.

      On October 14, 2000, the Company settled a lawsuit filed by a former officer of the Company. The settlement calls for the Company to pay the former officer an aggregate of $132,000 in varying payments through February 2003. The Company has accrued the present value of these payments to $118,279 and has reflected that amount as other expense in the accompanying statement of operations for the three and nine months ended September 30, 2000.

NOTE 5- BOARD OF DIRECTORS

     On August 31, 2000, Mr. Richard Hershey and Mr. Duncan Macdonald resigned from the Board of Directors citing increased personal and professional demands on their time.

     On September 27, 2000, Mr. John Bassett of Houston, Texas was elected a Director of the Company.

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

Results of Operations of the Company

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

     Revenues. Revenues consist of two components, automation and repricing. Automation revenues totaled $1,666,013 and $1,033,385 for the nine months ended September 30, 2000 and 1999, respectively. Revenues from repricing totaled $289,954 and $1,056,562 for the nine months ended September 30, 2000 and 1999, respectively. The discontinued TPA division generated runoff revenues of $39,617 for the nine months ended September 30, 1999. Automation revenues increased

(61.22%) as the result of ten additional clients and an activity increase in existing clients. Repricing revenues decreased (72.56%) primarily as the result of the sale of Health Plan Initiatives, Inc. The first nine months total revenues of $1,955,967 is down from the same period in 1999 of $2,089,947 (6.41%).

     Cost of Revenues. Two elements comprise the Cost of Revenues, automation and repricing. Costs of automation services totaled $514,205 and $302,575 for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 automation costs consisted of $262,595 for data entry, $214,244 for imaging, $28,412 for cost of equipment sold and $8,954 for communications. For the nine months ended September 30, 1999, these costs were $165,780 for data entry, $61,032 for imaging, $30,291 for cost of equipment sold and $45,472 in communication. Third party network access fees made up of $5,039 and $399,141 for the nine months ended September 30, 2000 and 1999, respectively made up the repricing cost of revenues.

     The significant reduction in the cost of repricing revenue; $5,039 in 2000 and $399,141 in 1999, is a result of two factors. Following the sale of Health Plan Initiatives, the Company no longer paid for access to health care networks for the purpose of repricing claims. These access fees accounted for 37.78% of repricing revenue in 1999. There were miscellaneous access expenses of 1.74% of revenue in 2000. Secondly, repricing revenue is currently generated from internal sources and on a transaction basis that does not require access charges. The majority of repricing revenue generated for the period through September 30, 2000 comes from reimbursement adjustments using fee schedules developed by the Company for which no access fees are payable.

     Gross Profit. Gross profit for the nine months ended September 30, 2000 was $1,436,723 (up 3.5%) as compared to $1,388,231 for the nine months ended September 30, 1999. The gross profit margin for the nine months ended September 30, 2000 was 73.5% versus 66.4% for 1999. Gross profit increased because of efficiency in operations.

     Other Expenses. Selling, general and administrative costs decreased to $1,471,510 (down 16.76%) for the nine months ended September 30, 2000, compared to $1,767,826 for the nine months ended September 30, 1999. Selling, general and administrative expenses consisted primarily of personnel costs, rent, insurance and professional fees. For the nine months ended September 30, 2000, total personnel costs were $1,043,975 (down 10.91%), total rent costs were $99,177 (down 14.20%), total insurance costs were $79,733 (up 59.48%) and total professional fees were $107.341 (down 18.93%). For the nine months ended September 30, 1999, total personnel costs were $1,175,372, total rent costs were $115,592, total insurance costs were $49,997 and total professional fees were $132,408. Decrease in selling, general and administrative cost for the period ended September 30, 2000 is due to the sale of Health Plan Initiatives, Inc. and management's continued monitoring of operations.

     Net Loss. The Company incurred a net loss of $225,258 and $449,831 for the nine months ended September 30, 2000 and 1999 respectively (a reduction of $224,573 or 49.92%). The Company expects future periods to generate sufficient revenues from an expanded client base to offset ongoing operating costs and expansion expenses.

For the Quarter Ended September 30, 2000, Compared to the Quarter Ended September 30, 1999.

     Revenues. Revenues consist of two components, automation and repricing. Automation revenues totaled $598,136 and $469,983 for the quarters ended September 30, 2000 and 1999 respectively. Revenues from repricing totaled $93,684 and $184,361 for the quarters ended September 30, 2000 and 1999 respectively. Automation revenues increased as the result of additional clients and increase in activity of existing clients. Repricing revenues decreased primarily as the result of the sale of Health Plan Initiatives, Inc. The total quarterly revenue of $691,820 is up from the quarterly revenue from the same period in 1999 of $654,344 (5.73%).

     Cost of Revenues. Two elements comprise the Cost of Revenues, automation and repricing. Cost of automation services totaled $213,799 and $130,612 for the quarters ended September 30,2000 and 1999 respectively. The cost for the third quarter of 2000 were comprised of $102,285 for data entry, $79,385 for imaging, $28,412 for cost of equipment sold and $3,717 in communication expenses. During the same period of 1999, these costs consisted of $64,506 for data entry, $19,017 for imaging, $30,291 for cost of equipment sold and $16,798 in communication expenses. Third party network access fees made up of $-0- and $8,859 for the quarters ended September 30,2000 and 1999 respectively made up the cost of repricing revenues.

     Gross Profit. Gross profit for the quarter ended September 30, 2000 was $478,021 as compared to $514,873 for the quarter ended September 30, 1999 (down 7.16). The gross profit margin for the quarter ended September 30, 2000 was 69% verses 79% for 1999 (down 12.6%).

     Other Expenses. Selling, general and administrative costs decreased to $470,926 for the quarter ended September 30, 2000 compared to $562,758 for the quarter ended September 30, 1999 (down 16.32%). Selling, general and administrative expenses consist primarily of personnel cost, rent, insurance and professional fees. For the quarter ended September 30, 2000, total personnel cost were $328,921, total rent costs were $32,454, total insurance cost were $27,792 and total professional fees were $40,774. For the quarter ended September 30, 1999, total personnel cost were $380,174, total rent cost were $41,745, total insurance cost were $15,752 and total professional fees were $31,247.

     Net Loss. The Company incurred a net loss of $140,715 and $7,109 for the quarters ended September 30, 2000 and 1999 respectively (an increase of $133,606).

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At September 30, 2000, the Company had cash and cash equivalents of $74,974, and working capital deficit of $273,779. The Company has a convertible debenture in the amount of $47,718 bearing interest at 12% per annum. Payments of principal and interest were due and payable monthly in the amount of $5,508 for the period January, 1999 through October, 1999, with a final payment of $55,718 due on November 1, 1999. The Company has re-negotiated payment terms of this convertible debenture.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 11, 2000 the Company filed suit in the 96th Judicial District Court of Tarrant County, Texas (Civil File No. 96-184499-00) against Mr. Fortier alleging among other things, that Mr. Fortier made misrepresentations regarding the financial condition and business prospects of Health Plan Initiatives ("HPI"), a company he owned, when the Registrant acquired that company effective January 31, 1999. The Company is seeking a return of the approximate 3.7 millions shares issued to Mr. Fortier as consideration in that transaction and the recovery of compensation paid Mr. Fortier.

     On September 11, 2000 Robert Fortier filed a suit against Scott Stewart, and Tim Powell, Ken Andrew and the Company as nominal defendants, in the 95th District Court, Dallas County, Texas, Cause No. 00-7127. The suit seeks to prevent alleged actions by the Defendants in impairing Mr. Fortier's rights as a shareholder, not conducting business in accordance with the Company's bylaws and damages against Mr. Stewart for interfering with the Company's obligations under the agreement to purchase HPI. On October 18, 2000 this suit was abated and Mr. Fortier filed, as a counter claim, his same allegations in the Tarrant County suit brought by the Company.

     On October 26, 2000 an Agreed Order Granting Temporary Injunctions was entered in the case pending in Tarrant County which prohibited Mr. Fortier from selling his approximately 3.7 million shares of Company stock and the Company, Stewart and Powell from (i) taking any action to cancel Mr. Fortier's stock,
(ii) preventing performing his duties as a director of the Company, and (iii) diverting his mail. All parties are prohibited from attempting to remove any director except by a proper shareholders' meeting, destroying or falsifying records, and communicating with one side to the other, except in Board meetings or through counsel.

     The Company has settled the suit filed in the 101st Judicial District Court for Dallas County in July 1999 (Cause No. 99-05248-E) by W. Mack Goforth, a former officer of the Company. The settlement calls for the Company to pay Mr. Goforth $132,000 over approximately two years. Under certain circumstances such as the failure of the Company to make the payments or if a bankruptcy proceeding is filed and Mr. Goforth is required to return any of the payments, then the Company's obligation is to repay a $600,000 promissory note.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       27.1.1     Financial Data Schedule

(b) Reports on Form 8-K

     A Form 8-K was filed by the Company on September 12, 2000, under item #5 - Other Events.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ELECTRONIC TRANSMISSION CORPORATION


November 13, 2000                    By: /s/ Timothy Powell
                                         ------------------------------------
                                     Timothy Powell, President and Director
                                     (Principal Executive Officer)


November 13, 2000                    By: /s/ Michael J. Lovell
                                         ------------------------------------
                                     Michael J. Lovell, Controller (Principal
                                     Accounting Officer)

                           ACCOUNTANTS' REVIEW REPORT


Board of Directors
of Electronic Transmission Corporation and Subsidiary:


We have reviewed the accompanying balance sheet of Electronic Transmission Corporation and Subsidiary as of September 30, 2000, and the related statements of operations and cash flows for the three months and nine months then ended. These financial statements are the responsibility of the Company's management.

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


                                                  Jackson & Rhodes P.C.


Dallas, Texas
November 9, 2000

                               INDEX TO EXHIBITS

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
27.1.1            Financial Data Schedule