Form 10KSB40
period 2000-12-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 2001-03-30
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

                                    ---------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                            Commission File No. 22135

                       ELECTRONIC TRANSMISSION CORPORATION
                 (Name of Small Business Issuer in Its Charter)

Delaware (State or other jurisdiction incorporation)

75-2578619 (IRS Employer Identification No.)

15301 Spectrum Drive, Suite 501, Addison Texas (ZIP Code) 75001

                                 (972) 980-0900
                           (Issuer's telephone number)

                                    ---------

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

                                    ---------

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year ended on December 31, 2000: $2,685,113

     State the number of shares outstanding of the issuers common equity as of March 29, 2000: 11,349,678

     State the aggregate market value of the voting common and non-voting common equity held by non-affiliates of the issuer, computed by reference to the average bid and asked prices of such common stock on March 29, 2001, was $0.150 and $0.375 respectively. The aggregate bid price was $1,702,451. The aggregate ask price was $4,256,130.

     Documents Incorporated By Reference - None

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT - NO

Forward-Looking Statements.

     Electronic Transmission Corporation (the "Company"). Certain statements in this Form 10-KSB are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risk and uncertainties. All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," and other similar expressions are forward-looking statements. Such forward-looking statement are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including without limitation, those discussed below.

     Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to:

          The Company's inability to access capital markets given the Company's size and current financial condition.

          The Company's senior management may be required to dedicate an excessive amount of time and effort dealing with the Company's financial condition and litigation with less time focusing directly on the operations of its business.

          Liabilities and other claims asserted against the Company.

          The loss of any significant customer, including but not limited to the Wal-Mart contract.

          The Company's ability to generate sufficient cash from operations to meet its obligations.

     The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

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

     HPI offered services similar to the Company. The primary business of HPI was managed care access and health provider contracting with medical claims repricing capabilities and other services related to the managed care sector of health care delivery. Customers of HPI included health care payors, self-insured companies, third party administrators, preferred provider organizations, and health maintenance organizations.

     HPI was wholly-owned by Robert Fortier, who served as President of HPI until the acquisition. Upon the signing of the October 5, 1998, amendment to the letter of intent, Mr. Fortier also served as President and Chairman of the Board of the Company until August 25, 2000 when Mr. Fortier was removed as Chairman and on September 7, 2000 Mr. Fortier was removed as CEO. As part of the HPI transaction, Mr. Fortier received 3,538,306 shares of unregistered Company common stock, which was 42% of the outstanding common stock of the Company. The relative value of HPI and number of shares as reflected in the October 5, 1998 amendment to the letter of intent was determined by negotiations between the Company board of directors and Robert Fortier.

     Mr. Fortier received certain registration rights associated with the Company shares and he received an employment contract. Mr. Fortier's employment contract was terminated for cause on September 7, 2000.

     In August of 1999 the Company sold HPI to A&G Financial Services which was the largest client of HPI. The sale was for $394,000 in cash and the assumption of $575,000 of debt. The Company believed at the time, that the cash and assumption of debt by the purchaser was more important to the future success of operations than the continuing operation of HPI. The Company made the decision to focus its resources on recovering and returning to the core business of the Company which is automation processing. The sale price was a result of arms length negotiations between the Company and A&G.

Company Business

The Company's principal business areas in 2000 included (i) claims automation,
(ii) managed care repricing, (iii) EDI services and (iv) automated reimbursement indexing.

     Claims Automation Services. The Company provides automation services of healthcare claims for (i) self-insured companies that administer their own healthcare plans and pay their own medical claims, and (ii) TPAs that administer healthcare plans and pay medical claims for self-insured companies. The automation process reduces or eliminates the need for front end data entry of claims detail for those entities who must pay claims from paper bills. In addition, in this process paper is eliminated and the detail necessary to adjudicate and pay the claim flows directly to the claim payment system without human intervention. In 1998, several billion paper based medical claims were processed in the United States. Prior to the payment of a claim, each paper based claim passed through a minimum of two persons, resulting in more transactions. The Company's proprietary systems and applications eliminate duplication of some of the transactions. Through its scanning, optical character recognition ("OCR") and data management technology, the Company eliminates the multiple handling of paper and information associated with normal claims processing. The Company's customers reduce data entry, data management and warehousing costs by using the Company's products and thereby increase productivity.

     Managed Care Repricing. The Company provides this service in two distinct formats, In the first case, managed care repricing is a functionality contained in the automation process for the payment of claims. While the claim detail is passing through the ETC system during the conversion from paper to electronic media electronic repricing to the appropriate managed care fee schedule occurs. In the second instance, the Company provides a "back office" repricing function for managed care organizations (PPO's & HMO's) this allows the managed care organization to lower its administrative costs, reduce personnel and enhance the savings it offers to its clients. There are over 1800 preferred provider organizations (PPO) and other managed care organizations in the United States. Claims payors utilize multiple PPO's in the course of their daily activities. The Company, through its repricing systems allow for application of multiple fee schedules in either the single user or multiple user environment. The Company has, either resident in its system or via electronic link, the fee schedules of over 40 managed care organizations. Customers access the fee scheduled through various methods, including the Internet, modem, scanner, or compact disk. The Company's proprietary software identifies the patient, payor and provider and then applies the appropriate fee schedule based upon integrated data contained within its repricing system. The result of this application is a seamless submission and transmittal of medical claim transactions. The technology that allows the repricing system to deliver automated repricing to the payor community is equally effective in providing automation to the managed care organizations that use the fee schedules to provide and deliver the discounted claims to the payors. These organizations, the majority of which are PPO's, have found the same administrative difficulties in repricing claims as the payors have had in paying claims. The use of the repricing system for PPO's has introduced a whole new market to the Company.

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

     Automated Reimbursement Index. Taking advantage of the vast data base of charges, reimbursements and utilized fee schedules the Company has accumulated and developed over the years, a procedure based and geographically sensitive index of "reimbursements". This index is electronically applied to out of network physician claims for clients who use the Company automation process. Charges are compared to the index and reduced to match the indicated acceptable reimbursement level for that service in that geographical area based upon actual billing and reimbursement data complied by the Company.

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

Sales and Marketing

     The Company actively markets is services to PPO's, group health insurance companies, worker's compensation insurance companies, TPA's and self-insured employers through the Company's direct and outside sales force. The Company creates interest and demand for its products and services primarily through telemarketing efforts, direct contact with potential customers and follow-up marketing literature and information delivered through the Internet and designed to specifically address customer needs. The Company also participates in managed healthcare conventions and trade shows.

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

Employees

     As of March 15, 2001, the Company had 30 full-time employees and 18 part-time employees. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company owns no real property. The Company's principal executive office is located in a 5200 square foot office facility in Addison, Texas. The lease for the Company's offices expires September 30, 2001 and provides for monthly rental payments of $9,929. The Company has engaged a consultant to search and negotiate for future office space. In addition, in 1999 HPI leased 1800 square feet in Hurst, Texas with a monthly rental payment of $2,100 which ended in December of 1999.

ITEM 3. LEGAL PROCEEDINGS.

     On September 11, 2000 the Company filed suit in the 96th Judicial District Court of Tarrant County, Texas (Civil File No. 96-184499-00) against Mr. Fortier alleging among other things, that Mr. Fortier made misrepresentations regarding the financial condition and business prospects of Health Plan Initiatives ("HPI"), a company he owned, when the Registrant acquired that company effective January 31, 1999. The Company is seeking a return of the approximate 3.7 million shares issued to Mr. Fortier as consideration in that transaction and the recovery of compensation paid to Mr. Fortier.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock began trading on The OTC Bulletin Board on April 4, 1997 under the symbol "ETSM". The following table sets forth the high and low bid information, obtained daily from PCQuote.com, for the Common Stock as reported on The OTC Bulletin Board. The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                   HIGH         LOW
                                                 -------      -------
           January 1 - March 31, 1999            $  0.68      $  0.18
           April 1 - June 30, 1999               $  0.63      $  0.32
           July 1 - September 30, 1999           $  0.63      $  0.31
           October 1 - December 31, 1999         $  0.56      $  0.31
           January 1 - March 31, 2000            $  0.81      $  0.34
           April 1 - June 30, 2000               $  0.53      $  0.31
           July 1 - September 30, 2000           $  0.44      $  0.15
           October 1 - December 31, 2000         $  0.30      $  0.13
           January 1 - March 29, 2001            $  0.25      $  0.10


Holders: As of March 26, 2001, there were approximately 383 holders of record for the Common Stock.

Recent Financings

     In March, 1999, Special Situations Private Equity Fund, L.P. was issued an additional 438,713 shares of common stock and Special Situations Cayman Fund, L.P. was issued an additional 213,038 shares of common stock in exchange for a forbearance agreement and the termination of purchase rights for additional shares owed under a Purchase Agreement dated December 12. 1997.

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

     In December, 1998, the Company arranged a $500,000 line of credit through Compass Bank. The line of credit was obtained through the use of letters of credit and a guarantee provided by two individuals. The Company, on January 6, 1999, issued 250,000 shares of common stock to the two individuals as consideration for their guarantees. The line of credit was paid off and closed in 1999.

     In January of 1999 the Company issued 3,538,306 shares of Common Stock as part of the merger with Health plan Initiatives, Inc.

     In October of 1999 the Company offered and sold 1,620,000 shares of Common Stock to six accredited individuals for $660,000.

     In January of 2000 the Company issued 120,000 shares of Common Stock to Mr. Scott Stewart in consideration of services rendered as President of the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULT OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company. Because of the Company's recent acquisitions and divestitures the results of operations from period to period are not necessarily comparative.

Overview

     The Company's revenues are generated from medical claims automation, managed care repricing, EDI services and automated reimbursement indexing.

Results of Operations of the Company

Year Ended December 31, 2000 Compared to December 31, 1999

     Revenues. Revenues from automation services totaled $2,291,706 and $1,483,855 for the fiscal years ended December 31, 2000 and 1999, respectively. Revenues from repricing services totaled $393,407 for the fiscal year ended December 31, 2000 compared to $1,104,775 for 1999. The increase in revenues is due to additional clients and increased activity of existing clients.

     For the fiscal year ended December 31, 2000, fees paid by Wal-Mart for automation services were approximately 54% of total revenues. In fiscal 1999, Wal-Mart accounted for 62% of total revenues, which demonstrated the diversification and growth of the Company's client base during the period.

     Cost of Revenues. Cost of revenues totaled $750,010 and $911,379 for the fiscal years ended December 31, 2000 and 1999, respectively. The decrease in cost of revenues is primarily due to continued efficiencies and monitoring of production cost.

     Gross Profit. Gross profit for fiscal 2000 was $1,935,103 as compared to $ 1,677,251 for fiscal 1999. The gross profit margin for fiscal 2000 was 72.1% verses 64.8% for fiscal 1999. Gross profit increased significantly because of efficiency in operations.

     Other Expenses. Sales, general and administrative costs decreased to $2,050,561 for the fiscal year ended December 31, 2000, compared to $ 2,801,344 for the fiscal year ended December 31, 1999. Decrease in sales, general and administrative cost for the period ended December 31, 200 is due to the sale of Health Plan Initiatives, Inc. and management's continued monitoring and streamlining of operations. The Company has issued stock options to non-employees which are considered compensatory. Compensation costs totaling $-0- and $138,760 was recognized as expense during the fiscal years ended December 31, 2000 and 1999, respectively. During the fiscal years ended December 31, 2000 and 1999, the Company issued -0- shares of Common Stock for services for a total expense of $-0- and 377,500 shares of Common Stock for services for a total expense of $99,663, respectively.

     Sales, general and administrative expenses consisted primarily of personnel costs and benefits, rent, insurance, and professional fees. For the fiscal year ended December 31, 2000 total personnel costs and benefit were $1,362,248, rent cost was $132,398, insurance costs were $108,992 and professional fees $157,629. For the fiscal year ended December 31, 1999 total personnel costs and benefits were $1,633,364, rents were $157,546, insurance costs were $100,244 and professional fees were $217,110. Professional fees were incurred due to year-end audit, legal matters and computer consulting. Personal costs decreased due to changes and reduction in executive officers and other personnel. Rents decreased as the result of the divestiture of HPI. The reduction in professional fees is due to a decrease in legal and audit fees.

     Net interest expense decreased to $3,437 for the fiscal year ended December 31, 2000 compared to $27,252 for the fiscal year ended December 31, 1999. This was because the Company expanded efforts to pay off or renegotiate in exchange for equity as much debt as possible.

     Net Loss. The Company reported a net loss of $326,310 for the fiscal year ended December 31, 2000 as compared to a net loss of $1,111,517 for the fiscal year ended December 31, 1999 or ($.03) and ($.11) basic earnings per share for fiscal 2000 and fiscal 1999, respectively. The significant improvement in reducing the net loss is the result of management's continued improvement in operating efficiency and controlling cost. For the fiscal years ended December 31, 2000 and 1999, the Company incurred non-cash employee stock compensation expense and stock for consulting services expense totaling $-0- and $238,423, respectively, as discussed above. Such compensation expenses increased the Company's net loss for the referenced periods.

Liquidity and Capital Resources.

     Since inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. Cash and cash equivalents at December 31, 2000 were $87,987.

     At March 30, 2001, the Company had 20 clients including self-insured companies and medical provider networks. The Company expended considerable effort and resources to develop its current work flow process. Additional resources were devoted to (i) defining the exact services that were needed by the market segment and (ii) developing, testing and ultimately implementing these services. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may find from time to time.

     In December 1998, the Company arranged a $500,000 line of credit through Compass Bank. The line of credit was obtained through the use of letters of credit and guarantee provided by two individuals. The Company issued 250,000 shares of common stock to the two individuals as consideration for their guarantees. In November of 1999, $300,000 of the proceeds raised from the stock offering was used to pay off this line.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On November 22, 1999, the Board of Directors accepted the resignation of Simonton, Kutac & Barnidge, LLP and appointed the firm of Jackson & Rhodes PC as its independent accountants. During the prior two years, Simonton Kutac & Barnidge did not have any dispute regarding any matter of accounting principles or practices, financial statement disclosure or audit scope or procedures. This change in accountants was reported on Form 8-K dated November 22, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

Directors and Executive Officers

     The following table sets forth the names and ages of the directors and executive officers of the Company on December 31, 2000:


                          NAME            AGE         POSITION
                          ----            ---         --------
                    Timothy P. Powell     42   President - Director

                    Ken Andrew            49   Director

                    Scott Stewart         42   Director

                    John J. Bassett       42   Director

     Timothy P. Powell was appointed President in August 1999 and had served as Executive Vice President--Data Services and as a director of the Company since February 1995. From 1981 to February 1995, Mr. Powell served as a self-employed computer consultant for individuals and corporations. Mr. Powell contracted consulting projects with independent, governmental organizations and Fortune 1000 companies, and provided services in system design, implementation, applications development and procurement specifications.

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

     John J. Bassett has served on the Board since September 27, 2000. Mr. Bassett graduated from the University of South Alabama at Mobile, Alabama in 1980, with a BS degree in Marketing and Logistics. Mr. Bassett began his career with Bay City Minerals, Inc. as a landman in 1979, working on a contract basis for Shell, Texaco and Midroc Oil Company until 1983. From 1984-1988, as Vice President of Bay City Minerals, Inc., Mr. Bassett supervised the leasing activity of 30 landmen throughout Alabama and Mississippi. From May 1989 until 1999, Mr. Bassett held the position of Chairman, Chief Executive Officer and President of Bay City Minerals, Inc. In May 1989, Mr. Bassett formed Bay City Consolidated Partners, LP through the consolidation of seven partnerships originally formed by Bay City Minerals, Inc. Mr. Bassett was the Chairman, Chief Executive Officer and President of Bay City Consolidated Partners, LP until the formation of Middle Bay Oil Company, Inc. in May 1989. He then became the Chairman, Chief Executive Officer and President of Middle Bay Oil Company, Inc. in May 1989 until the formation of Renaissance Petroleum in October, 1999 in which Mr. Bassett is Owner/Chief Executive Officer.

Director Compensation Meetings and Committees of the Board of Directors

     The Company does not presently compensate employees who are also directors for serving in such a capacity. Directors are not compensated for serving as directors or attending either Board or Committee meetings; however out of pocket expenses are reimbursed by the Company. Each director currently holds office until the next annual meeting of stockholders and until a successor has been elected and qualified or until his earlier resignation or removal.

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

     Based solely on a review of reports furnished to the Company or written representations from directors and executive officers during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with and filed on a timely basis.

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

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL      RESTRICTED   SECURITIES
     NAME/TITLE          YEAR     COMPENSATION     STOCK     UNDERLYING      OTHER
                                  SALARY/BONUS     AWARDS    OPTIONS/SARS
Timothy P. Powell,
President(1)             2000       $120,000        -0-         -0-           -0-
                         1999       $120,000        -0-         -0-           -0-

Robert Fortier,          2000       $156,409        -0-         -0-           -0-
Former Chairman of the   1999       $325,000        -0-         -0-           -0-
Board, and Chief
Executive officer(2)



(1) Mr. Powell has deferred $9,500 of salary in 1999. (2) Mr. Fortier has deferred the $50,000 compensation due at the signing of the employment agreement as well as $23,500 of salary in 1999.

Employment Agreements and Related Matters

     The Company and Mr. Fortier entered into an Employment Agreement effective February 1, 1999 (the "Fortier Employment Agreement"). The Fortier Employment Agreement was for a term of one year ending January 31, 2000, with automatic renewals for two additional one year terms beginning February 1, 2000, and February 1, 2001, respectively. As part of the Agreement, the Company paid Mr. Fortier $50,000 upon signing as compensation for services rendered from October 5, 1998, to January 31, 1999. In addition, Mr. Fortier was to receive annual compensation of $300,000, payable in monthly increments of $25,000. Mr. Fortier was also eligible for bonuses and benefits payable under compensation and bonus arrangements, as developed by the board of directors. Mr. Fortier was also entitled to severance and certain fringe benefits as provided in the Fortier Employment Agreement. Mr. Fortier's employment contract was terminated for cause on September 7, 2000.

     In August of 2000, Richard Hershey and Duncan McDonald resigned as Board Members.

     In September of 2000, John J. Bassett was elected to the Board.

     In February of 2001, Robert Fortier resigned as a Board Member.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                NUMBER OF SECURITIES      PERCENT OF TOTAL
                 UNDERLYING OPTIONS/    OPTIONS/SARS GRANTED TO     EXERCISE OF BASE     EXPIRATION
   NAME/TITLE      SARS GRANTED         EMPLOYEES IN FISCAL 1999       PRICE ($/SH)         DATE
     None              None                      None                      None              None


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

   NAME AND ADDRESS                  AMOUNT OF          PERCENT OUTSTANDING
OF BENEFICIAL OWNER(1)(2)       BENEFICIAL OWNERSHIP        COMMON STOCK
-------------------------       --------------------    -------------------
Timothy P. Powell(1)(2)                 336,667                 3.0
15301 Spectrum Dr, Suite 501
Addison, Texas 75001

Scott Stewart(1)                        340,010                 3.0
4555 W. Lovers Lane
Dallas, Texas 75209

Ken Andrew(1)(3)                        658,430                 5.8
6124 Trail Lake
Fort Worth, Texas 76133

John J. Bassett(1)                       22,862                  *
1010 Lamar, Suite 1110
Houston, Texas 77002

Robert Fortier                        3,463,306                30.5
6800 Fallbrook Court
Colleyville, Texas 76034

Dave Hannah                           1,862,579                16.4
2079 W. Grayson Rd.
Modesto, California 95358

All executive officers and            1,342,607                11.8
 Directors as a group
(4 persons as to the Company)

---------

* Indicates less than 1%.

(1) Director of the Company. (2) Represents options to purchase 116,667 shares with an exercise price of $.04 per share, 125,000 shares with an exercise price of $.50 per share, and 50,000 shares with an exercise price of $1.00 per share.
(3) Includes options to purchase 300,000 shares with an exercise price of $.4375 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company is a party to an equipment lease and stock option agreement (the "Lease Agreement"), dated October 1,1998, with Ironwood Leasing Ltd., a Texas corporation ("Ironwood") Principals of Ironwood, including Dennis Barnes, a former director of the Company (during 1996, 1997, & 1998), are also stockholders of the Company. Under the terms of the Lease Agreement, the Company leases certain scanning equipment necessary to scan paper claims and convert them into electronically transmittable claims data information. Under the Lease Agreement, the Company also granted to Ironwood the option to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. In a letter dated January 12, 2000, Ironwood Leasing Ltd. (Ironwood) made demand for unpaid lease payments, which at the time amounted to $15,000 in connection with the Lease. The lease calls for payments of $5000 per month and terminates on September 30, 2001. The Company believes the lease to be usurious and is presently negotiating with Ironwood to resolve the matter. If the negotiations fail, the Company intends to defend any claims under the lease and pursue a counterclaim for usury. No suit has been filed, therefore, management is not in a position to quantify the Company's exposure beyond the lease terms.

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

In October 1999 the Company entered into a Memorandum of Understanding with a group made up of former and current Board members Dennis Barnes, Scott Stewart and Ken Andrew which will pay the members a commission on certain enumerated business for the period September 1, 1999 through August 31, 2002. As of March 29, 2001 $6,797 in commission has been paid.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-K.

(a) Financial Statements and Exhibits Page

     1. Financial Statements. The following financial statements are submitted as part of this report:


Independent Auditor's Report...............................................  F-2
Consolidated Balance Sheets--December 31, 2000, and 1999...................  F-3
Consolidated Statements of Operations--Years Ended
  December 31, 2000 and 1999...............................................  F-4
Consolidated Statements of Stockholders' Deficit--Years Ended
  December 31, 2000 and 1999................................................ F-5
Consolidated Statements of Cash Flows--Years Ended
  December 31, 2000 and 1999................................................ F-6
Notes to Consolidated Financial Statements.................................. F-7

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

         21. Subsidiary of Registrant - ETC Administrative Services, Inc., a Texas Corporation.

    *  Previously Filed

(b) Reports on Form 8-K.

     On August 25, 2000 the Company filed a Form 8-K report under item number 5
- Other Events.

     On February 20, 2001 the Company filed a Form 8-K report under item number 6 - Resignation of Registrants Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2001.

    ELECTRONIC TRANSMISSION CORPORATION

    By: /s/ Timothy P. Powell
        -------------------------------
        Timothy P. Powell, President,
        Chief Financial  Officer, and
        Corporate Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy P. Powell
-------------------------------
Timothy P. Powell, President,
Chief Financial Officer,
Corporate Secretary and Director
Date: March 30, 2001

/s/ Scott Stewart
-------------------------------
Scott Stewart, Director
Date: March 30, 2001

/s/ Ken Andrew
-------------------------------
Ken Andrew, Director
Date: March 30, 2001

/s/ John Bassett
-------------------------------
John Bassett, Director
Date: March 30, 2001

                       ELECTRONIC TRANSMISSION CORPORATION
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
Independent Auditors' Report........................................ F-2

Consolidated Balance Sheets at December 31, 2000 and 1999........... F-3

Consolidated Statements of Operations For the Years Ended
         December 31, 2000 and 1999................................. F-4

Consolidated Statements of Stockholders' Deficit For the
         Years Ended December 31, 2000 and 1999..................... F-5

Consolidated Statements of Cash Flows For the Years Ended
         December 31, 2000 and 1999................................. F-6

Notes to Consolidated Financial Statements.......................... F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Electronic Transmission Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of Electronic Transmission Corporation and Subsidiary, a Delaware corporation, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Transmission Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses and its working capital deficit and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                Jackson & Rhodes P.C.

Dallas, Texas
February 15, 2001

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                   2000           1999
                                                               -----------    -----------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                 $    87,987    $   150,065
     Accounts receivable, net of allowance for doubtful
         accounts of $8,388 and $16,087, respectively              261,010        274,038
     Prepaid expenses                                               54,955         45,376
     Current portion, note receivable (Note 3)                          --        106,439
                                                               -----------    -----------
         Total current assets                                      403,952        575,918
                                                               -----------    -----------

Property and equipment, net                                        138,819        221,019

Other assets:
     Deposits                                                        6,749          6,749
     Note receivable, net of allowance for doubtful notes
         receivable of $113,745 at December 31, 2000 (Note 3)           --         77,081
                                                               -----------    -----------
                                                               $   549,520    $   880,767
                                                               ===========    ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities (Note 6)         $   382,036    $   468,181
     Notes payable and convertible debentures (Note 7)              43,402         55,718
     Current portion, capital lease obligations (Note 8)           124,315         61,544
     Net liabilities of discontinued operations (Note 4)           254,635        236,735
                                                               -----------    -----------
         Total current liabilities                                 804,388        822,178

Long-term capital lease obligations                                 21,764         65,671
Notes payable                                                       52,859             --
                                                               -----------    -----------
         Total liabilities                                         879,011        887,849
                                                               -----------    -----------

Commitments and contingencies (Note 12)                                 --             --

Stockholders' deficit:
     Preferred stock, $1 par value, 2,000,000 shares
         authorized; no shares issued and outstanding                   --             --
     Common stock, $.001 par value, 20,000,000
         shares authorized; 11,349,678 and 11,336,178 shares
          issued and outstanding, respectively                      11,351         11,337
     Additional paid-in-capital                                  9,219,390      9,215,503
     Accumulated deficit                                        (9,560,232)    (9,233,922)
     Accumulated other comprehensive income                             --             --
                                                               -----------    -----------
         Total stockholders' deficit                              (329,491)        (7,082)
                                                               -----------    -----------
                                                               $   549,520    $   880,767
                                                               ===========    ===========


          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 2000           1999
                                             -----------    -----------
Service revenues                             $ 2,685,113    $ 2,588,630

Costs and expenses:
    Costs of revenues                            750,010        911,379
    Selling, general and administrative        2,050,561      2,801,344
    Depreciation and amortization                122,037        226,052
                                             -----------    -----------
        Total costs and expenses               2,922,608      3,938,775
                                             -----------    -----------

Loss from operations                            (237,495)    (1,350,145)

Other income (expense):
    Interest expense, net                         (3,437)       (27,252)
    Other income                                  32,901        235,074
    Legal settlement (Note 7)                   (118,279)            --
    Gain on sale of subsidiary (Note 3)               --         17,097
                                             -----------    -----------
        Total other income                       (88,815)       224,919
                                             -----------    -----------
Loss from continuing operations                 (326,310)    (1,125,226)
Income (loss) from discontinued operations            --         13,709
                                             -----------    -----------

Net loss                                     $  (326,310)   $(1,111,517)
                                             ===========    ===========

Basic loss per common share:

        Loss from continuing operations      $     (0.03)   $     (0.11)
                                             ===========    ===========
        Net loss                             $     (0.03)   $     (0.11)
                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                             Common Stock           Additional
                                      -------------------------       Paid-In     Accumulated
                                        Shares         Amount         Capital       Deficit          Total
                                      -----------    -----------    -----------   -----------    -----------
Balance at December 31, 1998            4,926,024    $     4,927    $ 7,793,590   $(8,122,405)   $  (323,888)
Issuance of shares for cash             1,725,000          1,725        671,400            --        673,125
Conversion of debt                        580,097            580        164,448            --        165,028
Issuance of shares for services           377,500            378         99,285            --         99,663
Issuance of shares for HPI              4,190,057          4,190        347,557            --        351,747
Cancellation of shares                   (462,500)          (463)           463            --             --
Issuance of options to nonemployees            --             --        138,760            --        138,760
Net loss                                       --             --             --    (1,111,517)    (1,111,517)
                                      -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1999           11,336,178         11,337      9,215,503    (9,233,922)        (7,082)
Issuance of shares for cash                13,500             14          3,887            --          3,901
Net loss                                       --             --             --      (326,310)      (326,310)
                                      -----------    -----------    -----------   -----------    -----------

Balance at December 31, 2000           11,349,678    $    11,351    $ 9,219,390   $(9,560,232)   $  (329,491)
                                      ===========    ===========    ===========   ===========    ===========


          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             2000           1999
                                                                         -----------    -----------
Cash flows from operating activities:
Net loss                                                                 $  (326,310)   $(1,111,517)
Adjustments to reconcile net loss to
  net cash used in operating activities:
         Issuance of common stock for services rendered                           --         99,663
         Gain on sale of subsidiary                                               --        (17,097)
         Change in net assets of discontinued operations                      17,900        103,622
         Non-cash compensation from stock options                                           138,760
         Depreciation and amortization                                       122,037        250,579
         Increase in allowance for notes receivable                          113,745             --
         Legal settlement                                                    118,279             --
         Changes in operating assets and liabilities:
              Accounts receivable-trade                                       13,031       (423,217)
              Prepaid expenses                                                (9,579)        10,421
              Accounts payable and accrued expenses                          (86,144)       313,914
                                                                         -----------    -----------
                   Net cash used in operating activities                     (37,041)      (634,872)
                                                                         -----------    -----------
Cash flows from investing activities:
         Payments on capital lease receivable                                     --          2,417
         Purchases of furniture and equipment                                 (9,965)       (62,243)
         Receipts on note receivable                                          69,775        123,592
                                                                         -----------    -----------
                   Net cash provided by investing activities                  59,810         63,766
                                                                         -----------    -----------

Cash flows from financing activities:
         Notes payable                                                       (77,737)       (20,725)
         Payments on capital leases                                          (11,011)       (53,268)
         Issuance of common stock for cash                                     3,901        673,125
                                                                         -----------    -----------
                   Net cash provided by (used in) financing activities       (84,847)       599,132
                                                                         -----------    -----------
Net increase (decrease) in cash                                              (62,078)        28,026
Cash and equivalents, beginning of period                                    150,065        122,039
                                                                         -----------    -----------
Cash and equivalents, end of period                                      $    87,987    $   150,065
                                                                         ===========    ===========


          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


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

         Loss Per Share

         Basic loss per common share was calculated by dividing the Company's net loss by the weighted average common shares outstanding. Dilutive loss per common share is no presented since common stock equivalents would have had an anti-dilutive effect.

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

         Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of the equipment or render the value of the equipment not recoverable. The recoverability is evaluated by estimating the future cash flows expected to result from use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If an impairment loss is recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. See Note 4 regarding the write-off of certain software of the Company's discontinued operations.

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

2.       GOING CONCERN AND CONTINUED OPERATIONS

         The financial statements have been prepared on the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern. ETC sustained a net operating loss of $326,310 and $1,111,517 during the years ended December 31, 2000 and 1999, respectively. Cash used by operating activities for the same periods aggregated $37,041 and $634,872, respectively. Additionally, at December 31, 2000 and 1999, ETC's current liabilities exceeded its current assets by $400,436 and $246,260, respectively. ETC's continued existence depends upon the success of management's efforts to raise sufficient new capital and increase its customer base.

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


Purchase price, based on value of common stock issued       $    352,000
Fair value of net liabilities acquired                            44,000
                                                            ------------
Purchase price in excess of net liabilities acquired        $    396,000
                                                            ============
Goodwill                                                    $    396,000
                                                            ============

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       ACQUISITION AND SALE OF HPI (CONTINUED)

         The Company sold the stock of HPI, effective June 30, 1999, for a note receivable of $323,582. The non-interest-bearing note has been discounted at 10% and is receivable in monthly instalments of $10,000. The unamortized discount at December 31, 2000 and 1999 is $6,255 and $16,480, respectively. The note receivable is in default and an allowance for notes receivable of $113,745 was established at December 31, 2000.

4.       DISCONTINUED OPERATIONS

         Effective December 31, 1998, the Company discontinued the operations of ETC Administrative Services, Inc. ("Administrative"). Administrative was created in 1998 to offer third party administrative services. The Company has accounted for the operations of Administrative as a discontinued operation in the accompanying statement of operations.

5.       OFFICE FURNITURE AND EQUIPMENT

         The following is a summary of office furniture and equipment:


                                               DECEMBER 31,
                                      -------------------------------
                                          2000               1999
                                      ------------       ------------
Furniture                             $    117,260       $    128,407
Computer and office equipment              819,205            788,044
Computer software                          172,356            163,678
Leasehold improvements                      16,564             16,564
   Less accumulated depreciation          (986,566)          (875,674)
                                      ------------       ------------
                                      $    138,819       $    221,019
                                      ============       ============

Depreciation expense was $112,037 and $211,631 for 2000 and 1999, respectively.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The following is a summary of accounts payable and accrued liabilities:


                                       DECEMBER 31,
                               ------------------------------
                                   2000              1999
                               ------------      ------------
Accounts payable               $    241,682      $    297,782
Accrued other                        26,260            46,900
Accrued payroll and taxes           110,917           118,392
Accrued interest payable              3,177             5,107
                               ------------      ------------
                               $    382,036      $    468,181
                               ============      ============


7.       NOTES PAYABLE AND CONVERTIBLE DEBENTURES

         The following is a summary of notes payable:

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                 2000                1999
                                                              ------------       ------------
Subordinated convertible denture payable to
corporation, interest at 12.0% payable semi-annually,
principal due upon maturity at May 21, 1998, convertible
at $5.00 per common share including principal and
accrued interest; paid during 2000                            $         --       $     55,718

Note payable to individual, discounted at 10%, payable
monthly of $8,787, unamortized discount of $10,739                  96,261                 --
                                                              ------------       ------------
                                                                    96,261             55,718
Less current maturities                                            (43,402)           (55,718)
                                                              ------------       ------------
                                                              $     52,859       $         --
                                                              ============       ============

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

         On October 14, 2000, the Company settled a lawsuit filed by the Company's former President. The settlement calls for the Company to pay the former President an aggregate of $132,000 in varying payments through February 2003. The Company has accrued the present value of these payments, amounting to $118,279 and has reflected that amount as other expense in the accompanying statement of operations for the year ended December 31, 2000. As part of the settlement agreement, the Company has executed a Promissory Note payable to the former President in the amount of $600,000. This note shall be reduced pro rata as the Company makes the payments on the note above (for example, the Company receives $113,637 credit against the $600,000 note if it makes a $25,000 payment). The remaining balance of the Promissory Note shall become due and payable in full should the Company default upon its obligations on the note above.

8.       LEASE OBLIGATIONS PAYABLE

         The Company, as lessee, has entered into various non-cancelable leases for service equipment, vehicles, and office facilities. Future minimum lease payments under non-cancelable leases at December 31, 2000 are as follows:


                                               CAPITAL             OPERATING
        FOR THE YEARS ENDING DECEMBER 31,       LEASES               LEASES
        ---------------------------------    ------------      -----------------
                    2001                          128,177             88,475
                    2002                           21,469                 --
                    2003                            4,044                 --
Total minimum lease payments                      153,690       $     88,475
                                                                ============
   Less amount representing interest               (7,611)
                                             ------------
Present value of minimum lease payments           146,079
   Less current portion                          (124,315)
                                             ------------
Long-term capital lease obligation           $     21,764
                                             ============

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LEASE OBLIGATIONS PAYABLE (CONTINUED)

         Rent expense during the years ended December 31, 2000 and 1999 for operating leases was $132,398 and $145,572, respectively, and is included in operating expenses.

         The cost of assets subject to capital leases included in office furniture and equipment is as follows:


                                               DECEMBER 31,
                                      -------------------------------
                                         2000                1999
                                      ------------       ------------
Computer and office equipment         $    260,032       $    233,155
   Less accumulated depreciation          (228,208)          (198,219)
                                      ------------       ------------
                                      $     31,824       $     34,936
                                      ============       ============

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

9.       INCOME TAXES

         ETC has net operating loss carryforwards of approximately $6,476,000 that are available to offset any future income tax liability. The net operating loss carryforwards expire as follows:


FOR THE YEARS ENDING
     DECEMBER 31,                   EXPIRING
--------------------               ----------
         2010                      $  880,000
         2011                       2,006,000
         2012                       1,396,000
         2013                       1,114,000
         2014                       1,080,000
         2015                         200,000
                                   ----------
         Total                     $6,676,000
                                   ==========

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       INCOME TAXES (CONTINUED)

         Deferred income taxes result from the book versus tax accounting difference for net operating loss carryforwards, accrued payroll and stock option-based compensation. The Company has deferred tax assets amounting to approximately $2,200,000 at December 31, 2000 and 1999. The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at December 31, 2000 and 1999.

10.      STOCK OPTIONS

         The Company has issued various stock options to employees and non-employees which are considered compensatory. Vesting varies by agreement ranging from 2 to 7 years. The contractual life of outstanding employee stock options at December 31, 2000 is the term of employment of the holder.

         A summary of the status of employee stock options is set forth below:



                                                  YEAR ENDED                          YEAR ENDED
                                               DECEMBER 31, 2000                  DECEMBER 31, 1999
                                        -------------------------------      ------------------------------
                                                             WEIGHTED                            WEIGHTED
                                                             AVERAGE                              AVERAGE
                                                             EXERCISE                            EXERCISE
STOCK OPTIONS                               SHARES            PRICE             SHARES            PRICE
-------------                           ------------       ------------      ------------      ------------
Outstanding, beginning or period           1,382,500       $      0.640           982,500      $      0.720
Granted                                           --                              400,000      $      0.454
Exercised                                         --                                   --      $         --
Forfeited/expired                           (112,500)      $      0.917                --      $         --
                                           ---------                         ------------      ------------
Outstanding, end of period                 1,270,000       $      0.615         1,382,500      $      0.640
                                           =========                         ============      ============
Options exercisable, end of period         1,270,000       $      0.615         1,382,500      $      0.640
                                           =========                         ============      ============

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCK OPTIONS (CONTINUED)

         The following table summarizes information about stock options outstanding at December 31, 2000 and 1999:


                          OPTIONS            WEIGHTED AVERAGE             WEIGHTED              OPTIONS            WEIGHTED
                        OUTSTANDING              REMAINING                AVERAGE             EXERCISABLE          AVERAGE
EXERCISE PRICES          AT 12/31/00          CONTRACTUAL LIFE         EXERCISE PRICE         AT 12/31/00       EXERCISE PRICE
----------------        ------------          ----------------         --------------        -----------        --------------
    $0.438                  300,000               May 1, 1006              $0.438               300,000             $0.438
    $0.500                   50,000             Various to 2001            $0.500                50,000             $0.500
$.0190 to $.52              595,000             Term of Employ             $0.505               595,000             $0.505
    $1.000                  200,000             October 1, 2003            $1.000               200,000             $1.000
    $1.000                  125,000             Term of Employ             $1.000               125,000             $1.000
                          ---------                                                           ---------
                          1,270,000                                                           1,270,000
                          =========                                                           =========


                         OPTIONS            WEIGHTED AVERAGE           WEIGHTED               OPTIONS           WEIGHTED
                       OUTSTANDING             REMAINING               AVERAGE              EXERCISABLE          AVERAGE
EXERCISE PRICES         AT 12/31/99        CONTRACTUAL LIFE         EXERCISE PRICE          AT 12/31/99      EXERCISE PRICE
---------------         -----------        ----------------         --------------          -----------      --------------
    $0.438               300,000             May 1, 1006                $0.438                300,000            $0.438
    $0.500               100,000            Various to 2001             $0.500                100,000            $0.500
$.0190 to $.52           595,000            Term of Employ              $0.505                595,000            $0.505
    $1.000               200,000            October 1, 2003             $1.000                200,000            $1.000
    $1.000               125,000            Term of Employ              $1.000                125,000            $1.000
    $1.250                62,500           December 31, 2000            $1.250                 62,500            $1.250
                       ---------                                                            ---------
                       1,382,500                                                            1,382,500
                       =========                                                            =========

         Fair values for the stock underlying stock options and stock warrants subsequent to becoming publicly traded consisted of quoted market prices as listed in stock-trading business journals. These fair values were used to determine the compensatory components of the stock options and stock warrants granted during the years ended December 31, 2000 and 1999. The Company's common stock became publicly traded in April 1997.

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

         Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0.0 percent; expected volatility of 382 percent; risk free interest rates of 4.5 percent; expected lives of two years. There were no options issued to employees during 2000 and 1999.

         The Company recognized $138,760 in expense in 1999 for the issuance of nonemployee stock options under FASB Statement 123.

11.      CUSTOMER CONCENTRATION

         For the years ended December 31, 2000 and 1999, revenues from one customer amounted to approximately 54% and 62% and of total revenues, respectively.

         Trade accounts receivable included $115,699 and $184,412 relating to these customers at December 31, 2000 and 1999, respectively.

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

         Settlement Agreement

         See Note 7 regarding the Company's contingent amount payable to its former President in connection with a settlement agreement.

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

13.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the years ended December 31, 2000 and 1999, the Company paid $20,863 and $29,127 for interest, respectively. During the years ended December 31, 2000 and 1999, the Company made no payments for income taxes.

         Non-cash investing and financing activities include the following:

         The Company acquired assets valued at $29,875 and $37,066 through capital lease obligations during the year ended December 31, 2000 and 1999.

         During 1999, the Company acquired HPI through the issuance of 3,538,306 shares valued at $297,000. An additional 651,751 shares valued at $54,747 were also issued related to the acquisition. The Company then sold HPI for a note receivable of $323,582 less the discount of $23,325.

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                   DESCRIPTION
        ------                   -----------
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

    *  Previously Filed