Form 10QSB
period 2001-03-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 2001-05-04
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,387,678 shares as of March 31, 2001.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
      CONSOLIDATED BALANCE SHEET


                                                                       March
                                                                       2001
                                                                    -----------
                            ASSETS
Current assets:
      Cash and cash equivalents                                     $    79,667
      Accounts receivable                                               289,696
      Prepaid assets                                                     27,335
                                                                    -----------
            Total current assets                                        396,698
                                                                    -----------


Property and equipment, net                                             160,894

Other assets:
      Deposits                                                            6,749
                                                                    -----------

                                                                    $   564,341
                                                                    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and accrued liabilities                      $   365,812
      Notes payable and convertible debentures                           42,984
      Current portion, capital lease obligations                        124,413
      Net liabilities of discontinued operations                        254,635
                                                                    -----------
            Total current liabilities                                   787,844


Long-term capital lease obligations                                      17,514
Note payable                                                             42,090
                                                                    -----------
            Total liabilities                                           847,448
                                                                    -----------


Commitments and contingencies                                                --


Stockholders' deficit:
      Preferred stock, $1 par value, 2,000,000 shares                        --
           authorized; no shares issued and outstanding
      Common stock, $.001 par value, 20,000,000
           shares authorized; 11,387,678 shares issued
           and outstanding                                               11,389
      Additional paid-in-capital                                      9,224,292
      Accumulated deficit                                            (9,518,788)
                                                                    -----------
            Total stockholders' deficit                                (283,107)
                                                                    -----------

                                                                    $   564,341
                                                                    ===========

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS


                                                           Three Months Ended March 31,
                                                            2001                 2000
                                                         ------------        ------------
Service revenues                                         $    674,087        $    618,651

Cost and expenses:
      Cost of revenues                                        188,780             133,245
      Selling, general and administrative                     435,730             503,576
      Depreciation and amortization                            17,674              39,040
                                                         ------------        ------------
            Total cost and expenses                           642,184             675,861
                                                         ------------        ------------

Gain (loss) from operations                                    31,903             (57,210)

Other income (expense):
      Interest income (expense), net                           (3,777)              2,884
      Other income                                             13,318              22,328
                                                         ------------        ------------
            Total other income                                  9,541              25,212
                                                         ------------        ------------

Net income (loss)                                              41,444             (31,998)
                                                         ============        ============


Basic income (loss) per common share                     $         --        $         --
                                                         ============        ============

Weighted average common share outstanding                  11,387,678          11,336,178
                                                         ============        ============

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                    Three Months Ended March 31,
                                                                       2001              2000
                                                                     ---------        ---------
Cash flows from operations:
Net income (loss)                                                    $  41,444        $ (31,998)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Issuance of common stock for services                              4,940               --
      Change in net assets of discontinued operations                       --           17,900
      Depreciation and amortization                                     17,674           39,040
      Changes in operating assets and liabilities:
         Accounts receivable                                           (28,686)         (22,807)
         Prepaid expenses                                               27,620           21,935
         Accounts payable and accrued expenses                         (16,224)         (63,676)
                                                                     ---------        ---------
              Net cash provided (used) in operating activities          46,768          (39,606)
                                                                     ---------        ---------

Cash flows from investing activities:
      Receipts on note receivable                                           --           25,624
      Purchases of furniture and equipment                             (39,749)         (18,243)
                                                                     ---------        ---------
              Net cash provided (used) in investing activities         (39,749)           7,381
                                                                     ---------        ---------

Cash flows from financing activities:
      Payments on notes payable and convertible debentures             (11,187)              --
      Payments on capital leases payable                                (4,152)          (1,950)
                                                                     ---------        ---------
             Net cash used by financing activities                     (15,339)          (1,950)
                                                                     ---------        ---------
Net decrease in cash                                                    (8,320)         (34,175)
Cash and equivalents, beginning of period                               87,987          150,065
                                                                     ---------        ---------
Cash and equivalents, end of period                                  $  79,667        $ 115,890
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

NOTE 2 - CONSOLIDATION

     The financial statements include the accounts of the Company and ETC Administrative Services, Inc., a Texas corporation and wholly owned subsidiary. Effective December 31, 1998, the Company discontinued the operations of ETC Administrative Services, Inc. The Company has accounted for the operations of ETC Administrative Services, Inc. as a discontinued operation in the accompanying statement of operations. All intercompany accounts and transactions have been eliminated.

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT

     The following is a summary of office furniture and equipment:



                                                            March  31, 2001     March 31, 2000
Furniture                                                     $   117,260        $   117,259
Computer & Office Equipment                                       821,069            805,181
Computer Software                                                 210,240            164,784
Leasehold Improvements                                             16,565             16,564
                                                              -----------        -----------
                                                              $ 1,165,134        $ 1,103,788
                                                              -----------        -----------
                     Less:  accumulated depreciation           (1,004,240)          (903,566)
                                                              -----------        -----------
                                                              $   160,894        $   200,222
                                                              ===========        ===========

NOTE 4 - SUBSEQUENT EVENTS

     The upcoming regulations of the Health Insurance Portability and Accountability Act (HIPAA) of 1996 are forcing a change in business and operating procedures for healthcare and healthcare related companies. The new HIPAA regulations include privacy and security requirements. The Company is developing and implementing effective compliance programs in an effort to ensure legal and ethical business practices in accordance with guidance from the Department of Health and Human Services (HHS) Office of the Inspector General (OIG).


NOTE 5- BOARD OF DIRECTORS

Robert Fortier resigned as a Board Member in February 2001.


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

Results of Operations of the Company

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000.

         Revenues. Revenues consist of two components, automation and repricing. Automation revenues totaled $563,425 and $522,636 for the three months ended March 31, 2001 and 2000, respectively. Revenues from repricing totaled $110,662 and $96,015 for the three months ended March 31, 2001 and 2000, respectively. Automation revenues increased 7.8% as the result of additional clients and increased activity of existing clients. Repricing revenues increased 15.3% primarily as the result of increased activity of existing clients. The first three month's total revenues of $674,087 are up from the same period in 2000 of $618,651 (9.0%).

         Cost of Revenues. Two elements comprise the Cost of Revenues, automation and repricing. Costs of automation services totaled $184,312 and $128,206 for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 automation costs consisted of $143,783 for data entry , $37,635 for imaging and $2,894 for communications. For the three months ended March 31, 2000, these costs were $72,649 for data entry, $52,235 for imaging, and $3,322 in communication. Third party network access fees made up of $4,468 and $5,039 for the three months ended March 31, 2001 and 2000, respectively made up the repricing cost of revenues.


         Gross Profit. Gross profit for the three months ended March 31, 2001 was $485,307 as compared to $485,406 for the three months ended March 31, 2000. The gross profit margin for the three months ended March 31, 2001 was 72.0% versus 78.5% for 2000. Gross profit decreased due to the initial cost of converting OCR processing from third party outsourcing vendors to in-house processing to meet the privacy and security requirement of HIPAA.

         Other Expenses. Selling, general and administrative costs decreased to $435,730 (down 13.5%) for the three months ended March 31, 2001, compared to $503,576 for the three months ended March 31. 2000. Selling, general and administrative expenses consisted primarily of personnel costs and benefits, rent, insurance and professional fees. For the three months ended March 31, 2001, total personnel costs and benefits were $282,494 (down 17.2%), total rent costs were $31,998 (down 4.0%), total insurance costs were $28,244 (up 19.8%) and total professional fees were $57,881 (up 31.4%). For the three months ended March 31, 2000, total personnel costs and benefits were $341,000, total rent costs were $33,341, total insurance costs were $23,567 and total professional fees were $44,036. Personnel cost and benefits decreased due to a reduction and change of executive personnel. The increase cost of insurance is the result of directors and officers liability premium increase. Professional fees increased due to legal cost. Overall decrease in selling, general and administrative cost for the period ended March 31, 2001 is due to management's continued monitoring of operations and controlling cost.

         Net Income (Loss.) The Company incurred a net income of $41,444 and a net loss of $31,998 for the three months ended March 31, 2001 and 2000 respectively. The improvement in net income is the result of management's reduction of other expenses. The Company expects future periods to generate sufficient revenues from an expanded client base and increase in existing client activity to offset ongoing operating costs and expansion expenses.


Liquidity and Capital Resources

         Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At March 31, 2001, the Company had cash and cash equivalents of $79,667, and working capital deficit of $391,146. The Company has historically operated with a deficit in working capital. This seriously restricts the Company's ability to obtain outside capital from traditional sources. In the absence of any unanticipated capital needs, the Company believes its cash flow from operations will provide adequate liquidity. If the Company must obtain additional capital there is no assurance it will be able to do so. The Company believes that small amounts of outside capital can be raised through private sale of equity and/or debt.

         Research and development to be performed over the next twelve months will attempt to enhance the current software programs used in automating clients by increasing the speed of processing and developing value added services for clients. It is not expected that costs associated with projected research and development efforts will materially effect the financial condition and results of operations of the Company for the 2001 fiscal year.

         The Company continues to review its cost structure and assessing a possible reduction in the fixed cost portion of its infrastructure. The Company intends to increase revenues by expanding its customer base and increase service to existing customers. The Company continues to enhance its productivity through software and work flow improvements. The Company believes that the net proceeds from the existing liquidity sources and the anticipated working capital provided from improved operations, will satisfy its cash requirements for the 2001 fiscal year.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS


         During the month of April, 2001, Scott Stewart, Tim Powell and Ken Andrew were dismissed with prejudice from the September 11, 2000 suite filed by Robert Fortier in the 96th Judicial District Court of Tarrant County, Texas.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         (15) - Letter on unaudited interim financial information.

(b)  Reports on Form 8-K

     A Form 8-K was filed by the Company on February 20, 2001, under item #6 - Resignation of Registrants Directors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            ELECTRONIC TRANSMISSION CORPORATION


May 4, 2001      By:  /s/ Timothy Powell
                    ------------------------------------------------------------
                 Timothy Powell, President, Chief Financial Officer and Director
                          (Principal Executive/Financial Officer)



May 4, 2001      By:  /s/ Harry K. Altman
                    ------------------------------------------------------------
                          Harry K. Altman, Secretary

INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 (15)       -       Letter on unaudited interim financial information.