Form 10QSB
period 2001-06-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 2001-08-13
CIK 1017586

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,808,178 shares as of August 9, 2001.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                             June 30, 2001
                                                             ------------
                     ASSETS

Current assets:
      Cash and cash equivalents                              $    205,222
      Accounts receivable                                         271,307
      Prepaid assets                                               85,147
                                                             ------------
            Total current assets                                  561,676
                                                             ------------


Property and equipment, net                                       178,058

Other assets:
      Deposits                                                      6,749
                                                             ------------

                                                             $    746,483
                                                             ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities               $    272,473
      Notes payable                                                89,284
      Current portion, capital lease obligations                   75,791
      Net liabilities of discontinued operations                   47,841
                                                             ------------
            Total current liabilities                             485,389


Long-term capital lease obligations                                28,370
Note payable                                                      152,849
                                                             ------------
            Total liabilities                                     666,608
                                                             ------------


Commitments and contingencies                                           -


Stockholders' deficit:
      Preferred stock, $1 par value, 2,000,000 shares                   -
           authorized; no shares issued and outstanding
      Common stock, $.001 par value, 20,000,000
           shares authorized; 14,648,178 shares issued
           and outstanding                                         14,649
      Additional paid-in-capital                                9,629,377
      Accumulated deficit                                      (9,564,151)
                                                             ------------
            Total stockholders' equity                             79,875
                                                             ------------

                                                             $    746,483
                                                             ============

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                           June 30,
                                                 -----------------------------       -----------------------------
                                                     2001              2000             2001              2000
                                                 -----------       -----------       -----------       -----------
Service revenues                                 $   597,154       $   645,496       $ 1,271,241       $ 1,264,147

Cost and Expenses:
      Cost of revenues                           $   183,698       $   172,200       $   372,478       $   305,445
      Selling, general and administrative            402,623           497,008           838,353         1,000,584
      Depreciation and amortization                   17,519            33,443            35,193            72,483
                                                 -----------       -----------       -----------       -----------
            Total cost and expenses                  603,840           702,651         1,246,024         1,378,512
                                                 -----------       -----------       -----------       -----------

Gain (loss) from operations                           (6,686)          (57,155)           25,217          (114,365)

Other income (expense)
      Interest expense, net                           (8,872)            2,711           (12,649)            5,595
      Settlement of litigation expense               (77,769)                -           (77,769)                -
      Other income                                    47,991             1,899            61,309            24,227
                                                 -----------       -----------       -----------       -----------
            Total other income (expense)             (38,650)            4,610           (29,109)           29,822

Net (loss)                                       $   (45,336)      $   (52,545)      $    (3,892)      $   (84,543)
                                                 ===========       ===========       ===========       ===========


Basic (loss) per common share                            $ -               $ -               $ -       $     (0.01)
                                                 ===========       ===========       ===========       ===========

Weighted average common shares outstanding:       13,399,070        11,338,848        13,399,070        11,338,848
                                                 ===========       ===========       ===========       ===========

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Six Months Ended June 30,
                                                                   2001            2000
                                                                ----------       ----------
Cash flows from operations:
Net (loss)                                                      $   (3,892)      $  (84,543)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Issuance of common stock to employees                         18,440                -
      Settlement of litigation expense                              77,769                -
      Change in net assets of discontinued operations              (30,879)          17,900
      Depreciation and amortization                                 35,193           72,483
      Changes in operating assets and liabilities:                                        -
         Accounts receivable                                       (10,297)         (22,256)
         Prepaid expenses                                          (30,192)         (47,483)
         Accounts payable and accrued expenses                      11,487          (45,710)
                                                                ----------       ----------
         Net cash provided (used) in operating activities           67,629         (109,609)
                                                                ----------       ----------

Cash flows from investing activities:
      Receipts on note receivable                                        -           51,894
      Purchases of furniture and equipment                         (74,432)         (32,095)
                                                                ----------       ----------
         Net cash provided (used) in investing activities          (74,432)          19,799
                                                                ----------       ----------

Cash flows from financing activities:
      Issuance of common stock for cash                            196,000                -
      Payments on notes payable and convertible debentures         (30,044)               -
      Payments on capital leases payable                           (41,918)          (3,756)
                                                                ----------       ----------
         Net cash provided (used) by financing activities          124,038           (3,756)
                                                                ----------       ----------
Net increase (decrease) in cash                                    117,235          (93,566)
Cash and equivalents, beginning of period                           87,987          150,065
                                                                ----------       ----------
Cash and equivalents, end of period                             $  205,222       $   56,499
                                                                ==========       ==========

                       ELECTRONIC TRANSMISSION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- GENERAL

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


NOTE 2 -- CONSOLIDATION

        The financial statements include the accounts of the Company and ETC Administrative Services, Inc., a Texas corporation and wholly owned subsidiary. Effective December 31, 1998, the Company discontinued the operations of ETC Administrative Services, Inc. All intercompany accounts and transactions have been eliminated.

NOTE 3 -- OFFICE FURNITURE AND EQUIPMENT

        The following is a summary of office furniture and equipment:

                                                  June 30, 2001    June 30, 2000
Furniture                                          $   117,260      $   117,260
Computer & Office Equipment                            828,386          811,463
Computer Software                                      237,607          172,355
Leasehold Improvements                                  16,565           16,565
                                                   -----------      -----------
                                                   $ 1,199,818      $ 1,117,643
               Less: accumulated depreciation      <1,021,760>        <937,012>
                                                   -----------      -----------
                                                   $   178,058      $   180,631
                                                   ===========      ===========

NOTE 4 -- SUBSEQUENT EVENTS

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

NOTE 5 - FINANCING ACTIVITIES

        On May 3, 2001, the Company authorized an aggregate private offering of $250,000 of its common stock at a price of $0.10 per share. As of August 6, 2001, 2,120,000 shares have been issued and $212,000 raised through this private offering. Proceeds of the offering are not specifically allocated for particular purposes. There can be no assurance that additional capital will be available to or obtained by the Company.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations of the Company

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000.

        Revenues. Revenues consist of two components, automation and repricing. Automation revenues totaled $1,083,994 and $1,067,877 for the six months ended June 30, 2001 and 2000, respectively. Revenues from repricing totaled $187,247 and $196,270 for the six months ended June 30, 2001 and 2000, respectively. Automation revenues increased 1.5% as the result of increased activity of existing clients. Repricing revenues decreased 4.6% primarily as the result of decreased activity of existing clients. The first six month's total revenues of $1,271,241 are up from the same period in 2000 of $1,264,147 (.06%).

        Cost of Revenues. Two elements comprise the Cost of Revenues, automation and repricing. Costs of automation services totaled $368,010 and $300,406 for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 automation costs consisted of $297,884 for data entry, $58,182 for imaging, $8,192 for mailroom services and $3,752 for communications. For the six months ended June 30, 2000, these costs were $160,311 for data entry, $134,859 for imaging, and $5,236 in communication. Third party network access fees made up of $4,468 and $5,039 for the six months ended June 30, 2001 and 2000, respectively made up the repricing cost of revenues.

        Gross Profit. Gross profit for the six months ended June 30, 2001 was $898,763 as compared to $958,702 for the six months ended June 30, 2000. The gross profit margin for the six months ended June 30, 2001 was 70.7% versus 75.8% for 2000. Gross profit decreased due to the initial cost of converting OCR processing from third party outsourcing vendors to in-house processing to meet the privacy and security requirement of HIPAA.

        Other Expenses. Selling, general and administrative costs decreased to $838,353 (down 16.2%) for the six months ended June 30, 2001, compared to $1,000,584 for the six months ended June 30.

2000. Selling, general and administrative expenses consisted primarily of personnel costs and benefits, rent, insurance and professional fees. For the six months ended June 30, 2001, total personnel costs and benefits were $537,435 (down 20.9%), total rent costs were $66,900 (up .3%), total insurance costs were $49,989 (down 3.8%) and total professional fees were $115,759 (up 73.9%). For the six months ended June 30, 2000, total personnel costs and benefits were $679,054, total rent costs were $66,723, total insurance costs were $51,941 and total professional fees were $66,567. Personnel cost and benefits decreased due to a reduction and change of executive personnel. Professional fees increased due to legal cost. Overall decrease in selling, general and administrative cost for the period ended June 30, 2001 is due to management's continued monitoring of operations and controlling cost.

        Net Loss. The Company incurred a net loss of $3,892 and a net loss of $84,543 for the six months ended June 30, 2001 and 2000 respectively. The improvement in net loss is the result of management's reduction of other expenses. The Company expects future periods to generate sufficient revenues from an expanded client base and increase in existing client activity to offset ongoing operating costs and expansion expenses.

For the Quarter Ended June 30, 2001, Compared to the Quarter Ended June 30, 2000

        Revenues. Revenues consist of two components, automation and repricing. Automation revenues totaled $520,569 and $545,241 for the quarters ended June 30, 2001 and 2000 respectively. Revenues from repricing totaled $76,585 and $100,255 for the quarters ended June 30, 2001 and 2000 respectively. Automation revenues decreased as the result of a decrease in clients. Repricing revenues decreased primarily as the result of decrease in activity of existing clients. Total quarterly revenues of $597,154 is down from the quarterly revenue from the same period in 2000 of $645,496 (7.5%).

        Cost of Revenues. Two elements comprise the Cost of Revenues, automation and repricing. Cost of automation services totaled $183,698 and $172,200 for the quarters ended June 30, 2001 and 2000 respectively. Automation cost for the second quarter of 2001 were comprised of $154,101 for data entry, $20,546 for imaging, $8,192 for mailroom services and $859 for communication expenses. During the same period of 2000, these costs consisted of $87,662 for data entry, $82,623 for imaging and $1,915 in communication expenses. The cost of repricing is comprised of third party network access fees. Third party network access fees for the quarter ended June 30, 2001 and 2000 were zero.

        Gross Profit. Gross profit for the quarter ended June 30, 2001 was $413,456 as compared to $473,296 for the quarter ended June 30, 2000 (down 12.6%). The gross profit margin for the quarter ended June 30, 2001 was 69% verses 73% for 2000 (down 5.5%).

        Other Expenses. Selling, general and administrative costs decreased to $402,623 for the quarter ended June 30, 2001 compared to $497,008 for the quarter ended June 30, 2000 (down 19.0%). Selling, general and administrative expenses consist primarily of personnel cost and benefits, rent, insurance and professional fees. For the quarter ended June 30, 2001, total personnel cost and benefits were $257,962 (down 23.7%), total rent costs were $34,902 (up 4.6%), total insurance cost were $21,745 (down 23.4%) and total professional fees were $57,878 (up 156.9%). For the quarter ended June 30, 2000, total personnel cost and benefits were $338,054, total rent cost were $33,382, total insurance cost were $28,374 and total professional fees were $22,531. Personnel cost and benefits decreased as a result of a reduction and change in executive personnel. Professional fees increased due to legal fees.

        Net Loss. The Company incurred a net loss of $45,336 and $52,545 for the quarters ended June 30, 2001 and 2000 respectively (a reduction of $7,209 or 13.7%).


Liquidity and Capital Resources

        Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At June 30, 2001, the Company had cash and cash equivalents of $205,222, and working capital of $76,287. The Company has historically operated with a deficit in working capital. In the absence of any unanticipated capital needs, the Company believes its cash flow from operations will provide adequate liquidity. If the Company must obtain additional capital there is no assurance it will be able to do so. The Company believes that small amounts of outside capital can be raised through private sale of equity and/or debt.

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


                          PART II -- OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        (15) -- Letter on unaudited interim financial information.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ELECTRONIC TRANSMISSION CORPORATION


August 13, 2001                      By: /s/ TIMOTHY POWELL
                                         ---------------------------------------
                                         Timothy Powell, President, Chief
                                         Financial Officer and Director
                                         (Principal Executive/Financial Officer)



August 13, 2001                      By: /s/ HARRY K. ALTMAN
                                         ---------------------------------------
                                         Harry K Altman, Secretary

INDEX TO EXHIBITS

        Exhibit (15) -- Letter on unaudited interim financial information.