Form 10QSB
period 2001-09-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 2001-11-14
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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


   15400 Knoll Trail Drive
           Suite 330
         Dallas, Texas                                           75248
(Address of principal executive offices)                       (ZIP Code)

                                 (972) 980-0900
              (Registrant's telephone number, including area code)

              15301 Spectrum Drive, Suite 501, Addison, Texas 75001 (Former name, former address and former fiscal year if changed from last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,328,178 shares as of November 13, 2001.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                             September 30,
                                                                 2001
                                                            ---------------
                          ASSETS

Current assets:
      Cash and cash equivalents                             $       174,339
      Accounts receivable                                           242,741
      Prepaid assets                                                 65,891
                                                            ---------------
            Total current assets                                    482,971
                                                            ---------------

Property and equipment, net                                         167,571

Other assets:
      Deposits                                                       10,249
                                                            ---------------

                                                            $       660,791
                                                            ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities              $       225,692
      Notes payable                                                  91,415
      Current portion, capital lease obligations                     76,737
      Net liabilities of discontinued operations                     47,841
                                                            ---------------
            Total current liablilities                              441,685


Long-term capital lease obligations                                  13,300
Note payable                                                        129,180
                                                            ---------------
            Total liabilities                                       584,165
                                                            ---------------


Commitments and contingencies                                            --


Stockholders' equity:
      Preferred stock, $1 par value, 2,000,000 shares                    --
           authorized; no shares issued and outstanding
      Common stock, $.001 par value, 20,000,000
           shares authorized; 15,228,178 shares issued
           and outstanding                                           15,229
      Additional paid-in-capital                                  9,694,397
      Accumulated deficit                                        (9,633,000)
                                                            ---------------
            Total stockholders' equity                               76,626
                                                            ---------------

                                                            $       660,791
                                                            ===============

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                      Three Months Ended                 Nine Months Ended
                                                        September 30,                       September 30,
                                                ------------------------------      ------------------------------
                                                   2001               2000              2001              2000
                                                ------------      ------------      ------------      ------------

Service revenues                                $    534,703      $    691,820      $  1,805,944      $  1,955,967

Cost and Expenses:
      Cost of revenues                               181,658           213,799           554,136           519,244
      Selling, general and administrative            377,294           470,926         1,215,647         1,471,510
      Stock for services expense                      43,040                --            43,040                --
      Depreciation and amortization                   17,366            28,427            52,559           100,910
                                                ------------      ------------      ------------      ------------
            Total cost and expenses                  619,358           713,152         1,865,382         2,091,664
                                                ------------      ------------      ------------      ------------

Loss from operations                                 (84,655)          (21,332)          (59,438)         (135,697)

Other income (expense)
      Interest expense, net                           (7,555)           (1,104)          (20,204)            4,491
      Settlement of litigation expense                    --          (118,279)          (77,769)         (118,279)
      Other income                                    23,333                --            84,642            24,227
                                                ------------      ------------      ------------      ------------
            Total other income (expense)              15,778          (119,383)          (13,331)          (89,561)

Net (loss)                                      $    (68,877)     $   (140,715)     $    (72,769)     $   (225,258)
                                                ============      ============      ============      ============


Basic (loss) per common share                   $      (0.00)     $      (0.01)     $      (0.01)     $      (0.02)
                                                ============      ============      ============      ============

Weighted average common shares outstanding:       14,835,678        11,342,845        13,524,179        11,342,485
                                                ============      ============      ============      ============

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                      Nine Months Ended September, 30
                                                                      --------------------------------
                                                                          2001               2000
                                                                      -------------      ------------

Cash flows from operations:
Net (loss)                                                             $    (72,769)     $   (225,258)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Issuance of common stock to employees/directors                        43,040                --
      Settlement of litigation expense                                       77,769                --
      Change in net assets of discontinued operations                       (30,879)           17,900
      Depreciation and amortization                                          52,559           100,910
      Changes in operating assets and liabilities:
         Accounts receivable                                                 18,269           (29,274)
         Prepaid expenses                                                   (10,936)          (26,664)
         Deposits                                                            (3,500)               --
         Legal settlement payable                                                --           118,279
         Accounts payable and accrued expenses                              (48,694)          (57,073)
                                                                       ------------      ------------
              Net cash provided (used) in operating activities               24,859          (101,180)
                                                                       ------------      ------------

Cash flows from investing activities:
      Receipts on note receivable                                                --            69,775
      Purchases of furniture and equipment                                  (81,311)          (34,002)
                                                                       ------------      ------------
              Net cash provided (used) in investing activities              (81,311)           35,773
                                                                       ------------      ------------

Cash flows from financing activities:
      Issuance of common stock for cash                                     237,000             3,900
      Payments on notes payable and convertible debentures                  (51,581)           (8,000)
      Payments on capital leases payable                                    (42,615)           (5,584)
                                                                       ------------      ------------
             Net cash provided (used) by financing activities               142,804            (9,684)
                                                                       ------------      ------------
Net increase (decrease) in cash                                              86,352           (75,091)
Cash and equivalents, beginning of period                                    87,987           150,065
                                                                       ------------      ------------
Cash and equivalents, end of period                                    $    174,339      $     74,974
                                                                       ============      ============

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

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT

     The following is a summary of office furniture and equipment:


                                                               September 30,     September 30,
                                                                  2001               2000
                                                               -------------     ------------

Furniture                                                      $    123,760      $    117,260
Computer & Office Equipment                                         828,608           813,370
Computer Software                                                   237,763           172,355
Leasehold Improvements                                               16,565            16,565
                                                               ------------      ------------

                                                               $  1,206,696      $  1,119,550
                     Less:  accumulated depreciation             (1,039,125)         (965,439)
                                                               ------------      ------------

                                                               $    167,571      $    154,111
                                                               ============      ============

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

NOTE 5 - FINANCING ACTIVITIES

     On May 3, 2001, the Company authorized an aggregate private offering of $250,000 of its common stock at a price of $0.10 per share. As of November 13, 2001, 2,470,000 shares have been issued and $247,000 raised through this private offering. Proceeds of the offering are not specifically allocated for particular purposes. There can be no assurance that additional capital will be available to or obtained by the Company.

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

Results of Operations of the Company

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000.

         Revenues. Revenues consist of two components, automation and repricing. Automation revenues totaled $1,559,662 and $1,666,013 for the nine months ended September 30, 2001 and 2000, respectively. Revenues from repricing totaled $246,282 and $289,954 for the nine months ended September 30, 2001 and 2000, respectively. Automation revenues decreased 6.4% as the result of decreased activity of existing clients. Repricing revenues decreased 15.1% primarily as the result of decreased activity of existing clients. The first nine month's total revenues of $1,805,944 are down from the same period in 2000 of $1,955,967 (7.7%).

         Cost of Revenues. Two elements comprise the Cost of Revenues, automation and repricing. Costs of automation services totaled $549,668 and $514,205 for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 automation costs consisted of $451,564 for data entry, $82,445 for imaging, $8,192 for mailroom services and $7,467 for communications. For the nine months ended September 30, 2000, these costs were $262,595 for data entry, $214,244 for imaging, $28,412 for cost of equipment sold and $8,954 in communication. Third party network access fees made up of $4,468 and $5,039 for the nine months ended September 30, 2001 and 2000, respectively made up the repricing cost of revenues. Data entry and imaging cost changed due to the Company converting OCR processing from third party outsourcing vendors to in-house processing.

         Gross Profit. Gross profit for the nine months ended September 30, 2001 was $1,251,808 as compared to $1,436,723 for the nine months ended September 30, 2000. The gross profit margin for the nine months ended September 30, 2001 was 69.3% versus 73.5% for 2000. Gross profit decreased due to the initial cost of converting OCR processing from third party outsourcing vendors to in-house processing to meet the privacy and security requirement of HIPAA.

         Other Expenses. Selling, general and administrative costs decreased to $1,215,647 (down 17.4%) for the nine months ended September 30, 2001, compared to $1,471,510 for the nine months ended September 30. 2000. Selling, general and administrative expenses consisted primarily of personnel costs and benefits, rent, insurance and professional fees. For the nine months ended September 30, 2001, total personnel costs and benefits were $781,226 (down 25.2%), total rent costs were $101,066 (up 1.9%), total insurance costs were $59,440 (down 25.5%) and total professional fees were $171,227 (up 59.5%). For the nine months ended September 30, 2000, total personnel costs and benefits were $1,043,975, total rent costs were $99,177, total insurance costs were $79,733 and total professional fees were $107,341. Personnel cost and benefits decreased due to a reduction and change of executive personnel. Professional fees increased due to legal cost. Overall decrease in selling, general and administrative cost for the period ended September 30, 2001 is due to management's continued monitoring of operations and controlling cost.

         Net Loss. The Company incurred a net loss of $72,769 and a net loss of $225,258 for the nine months ended September 30, 2001 and 2000 respectively. The improvement in net loss is the result of management's reduction of other expenses. The Company expects future periods to generate sufficient revenues from an expanded client base and increase in existing client activity to offset ongoing operating costs and expansion expenses.

For the Quarter Ended September 30, 2001, Compared to the Quarter Ended September 30, 2000

     Revenues. Revenues consist of two components, automation and repricing. Automation revenues totaled $475,668 and $598,136 for the quarters ended September 30, 2001 and 2000 respectively. Revenues from repricing totaled $59,035 and $93,684 for the quarters ended September 30, 2001 and 2000 respectively. Automation revenues decreased as the result of a decrease in clients and decrease in activity of existing clients. Repricing revenues decreased primarily as the result of decrease in activity of existing clients. Total quarterly revenues of $534,703 are down from the quarterly revenue from the same period in 2000 of $691,820 (22.7%).

     Cost of Revenues. Two elements comprise the Cost of Revenues, automation and repricing. Cost of automation services totaled $181,658 and $213,799 for the quarters ended September 30, 2001 and 2000 respectively. Automation cost for the second quarter of 2001 were comprised of $153,680 for data entry, $24,263 for imaging and $3,715 for communication expenses. During the same period of 2000, these costs consisted of $102,285 for data entry, $79,385 for imaging, $28,412 for cost of equipment sold and $3,717 in communication expenses. The cost of repricing is comprised of third party network access fees. Third party network access fees for the quarter ended September 30, 2001 and 2000 were zero.

     Gross Profit. Gross profit for the quarter ended September 30, 2001 was $353,045 as compared to $478,021 for the quarter ended September 30, 2000 (down 26.1%). The gross profit margin for the quarter ended September 30, 2001 was 66.0% verses 69.1% for 2000 (down 4.4%).

     Other Expenses. Selling, general and administrative costs decreased to $377,294 for the quarter ended September 30, 2001 compared to $470,926 for the quarter ended September 30, 2000 (down 19.9%). Selling, general and administrative expenses consist primarily of personnel cost and benefits, rent, insurance and professional fees. For the quarter ended September 30, 2001, total personnel cost and benefits were $243,791 (down 25.9%), total rent costs were $34,166 (up 5.3%), total insurance cost were $9,451 (down 66.0%) and total professional fees were $55,468 (up 36.0%). For the quarter ended September 30, 2000, total personnel cost and benefits were $328,921, total rent cost were $32,454, total insurance cost were $27,792 and total professional fees were $40,774. Personnel cost and benefits decreased as a result of a reduction and change in executive personnel. Professional fees increased due to legal fees.

     Net Loss. The Company incurred a net loss of $68,877 and $140,715 for the quarters ended September 30, 2001 and 2000 respectively (a reduction of $71,838 or 51.1%).

Liquidity and Capital Resources

         Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At September 30, 2001, the Company had cash and cash equivalents of $174,339, and working capital of $41,286. The Company has historically operated with a deficit in working capital. In the absence of any unanticipated capital needs, the Company believes its cash flow from operations will provide adequate liquidity. If the Company must obtain additional capital there is no assurance it will be able to do so. The Company believes that small amounts of outside capital can be raised through private sale of equity and/or debt.

         Research and development to be performed over the next three months will attempt to enhance the current software programs used in automating clients by increasing the speed of processing and developing value added services for clients. It is not expected that costs associated with projected research and development efforts will materially effect the financial condition and results of operations of the Company for the 2001 fiscal year.

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



                                 ELECTRONIC TRANSMISSION CORPORATION


November 14, 2001                By: /s/ TIMOTHY POWELL
                                    --------------------------------------------
                                     Timothy Powell, President, Chief
                                       Financial Officer and Director
                                       (Principal Executive/Financial Officer)



November 14, 2001                By: /s/ HARRY K. ALTMAN
                                    --------------------------------------------
                                     Harry K. Altman, Secretary













                                       10

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER       DESCRIPTION
  -------      -----------

   (15)    -   Letter on unaudited interim financial information.