Form 10KSB
period 2001-12-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 2002-04-01
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10 - KSB

                                 ---------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                            Commission File No. 22135

                       ELECTRONIC TRANSMISSION CORPORATION

                 (Name of Small Business Issuer in Its Charter)


                  Delaware                                75-2578619
(State or other jurisdiction incorporation)    (IRS Employer Identification No.

     15400 Knoll Trail Drive, Suite 330,                    75248
              Dallas, Texas                               (ZIP Code)


                                 (972) 980-0900
                           (Issuer's telephone number)

              15301 Spectrum Drive, Suite 501, Addison, Texas 75001
(Former name, former address and former fiscal year if changed from last report)


                                ----------------


Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share

                                (Title of Class)

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. []

State the issuer's revenues for its most recent fiscal year ended on December 31, 2001: $2,419,479

State the number of shares outstanding of the issuers common equity as of March 28, 2002: 15,454,103

State the aggregate market value of the voting common and non-voting common equity held by non-affiliates of the issuer, computed by reference to the average bid and asked prices of such common stock on March 28, 2002, was $0.19 and $0.41 respectively. The aggregate bid price was $2,936,280. The aggregate ask price was $6,336,182.


                   Documents Incorporated By Reference - None

               TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT - NO

Forward-Looking Statements.

     Electronic Transmission Corporation (the "Company" ). Certain statements in this Form 10-KSB are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risk and uncertainties. All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," and other similar expressions are forward-looking statements. Such forward-looking statement are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including without limitation, those discussed below.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Organization

     Electronic Transmission Corporation became a Delaware corporation (the "Company") in 1997 and is the successor to Solo Petroleum Ltd., a Canadian corporation incorporated in 1986, and was inactive during 1992-1995.

     All references to the Company in this Annual Report on Form 10-KSB include the Company's predecessors, unless otherwise indicated.

General

     The Company is in the business of providing process and systems solutions, for medical claims, to the non-provider sector of the health care industry. Process solutions are automated through a broad range of application and data base information systems. Information systems include software solutions developed by the Company and are proprietary in nature. The Company believes that its software and process solutions provide state-of-the-art methodology and technology to its customers. In order to provide the process solutions, the Company contracts with health care payors, self-insured companies and other payors, such as third party administrators ("TPAs"), for automation and electronic data interchange ("EDI") services relating to medical claims. The Company also contracts with various managed care organizations and PPO's to act as database manager and to perform repricing services.

     The Company's revenues are generated by different methods. The Company is paid a set price for scanning and automating each health care provider claim. Additionally, the Company is paid a fee for its database management and repricing services offered to PPO's.

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

     HPI was wholly-owned by Robert Fortier, who served as President of HPI until the acquisition. Upon the signing of the October 5, 1998, amendment to the letter of intent, Mr. Fortier also served as President and Chairman of the Board of the Company until August 25, 2000 and September 7, 2000 when Mr. Fortier was removed as Chairman and CEO respectively. As part of the HPI transaction, Mr. Fortier received 3,538,306 shares of unregistered Company common stock, which at the time was 42% of the outstanding common stock of the Company. The relative value of HPI and number of shares as reflected in the October 5, 1998 amendment to the letter of intent was determined by negotiations between the Company board of directors and Robert Fortier.

     Mr. Fortier received certain registration rights associated with the Company shares and he received an employment contract. Mr. Fortier's employment contract was terminated for cause on September 7, 2000.

     In August of 1999 the Company sold HPI to A&G Financial Services which was the largest client of HPI. The sale was for $394,000 in cash and the assumption of $575,000 of debt. The Company believed at the time, that the cash and assumption of debt by the purchaser was more important to the future success of operations than the continuing operation of HPI. The Company made the decision to focus its resources on recovering and returning to the core business of the Company which is automation processing. The sale price was a result of arms length negotiations between the Company and A&G. See Item 3 - Legal Proceedings.

Company Business

     The Company's principal business areas in 2001 included (i) claims automation, (ii) managed care repricing, (iii) EDI services and (iv) automated reimbursement indexing.

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

     Managed Care Repricing. The Company provides this service in two distinct formats, In the first case, managed care repricing is a functionality contained in the automation process for the payment of claims. While the claim detail is passing through the ETC system during the conversion from paper to electronic media, electronic repricing to the appropriate managed care fee schedule occurs. In the second instance, the Company provides a "back office" repricing function for managed care organizations (PPO's & HMO's) this allows the managed care organization to lower its administrative costs, reduce personnel and enhance the savings it offers to its clients. There are over 1800 preferred provider organizations (PPO) and other managed care organizations in the United States. Claims payors utilize multiple PPO's in the course of their daily activities. The Company, through its repricing systems allows for application of multiple fee schedules in either the single user or multiple user environment. The Company has, either resident in its system or via electronic link, the fee schedules of over 40 managed care organizations. Customers access the fee scheduled through various methods, including the Internet, modem, scanner, or compact disk. The Company's proprietary software identifies the patient, payor and provider and then applies the appropriate fee schedule based upon integrated data contained within its repricing system. The result of this application is a seamless submission and transmittal of medical claim transactions. The technology that allows the repricing system to deliver automated repricing to the payor community is equally effective in providing automation to the managed care organizations that use the fee schedules to provide and deliver the discounted claims to the payors. These organizations, the majority of which are PPO's, have found the same administrative difficulties in repricing claims as the payors have had in paying claims. The use of the repricing system for PPO's has introduced a whole new market to the Company.

     EDI Services: the Company provides for the capture of electronic claim data from clearinghouses and providers directly for claim payors and managed care organizations. Currently, less than 30% of medical claims are transmitted or delivered electronically and with the advent of the data security and standards that will be required by the Health Insurance Portability and Accountability Act (HIPAA), the Company sees a significant opportunity because of its experience in the area of data base management, data encryption and EDI data formatting.

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

     Enhanced Marketing Effort. Although the Company has utilized direct marketing efforts to solicit customers in the past, new customers have been generated through referrals from a small number of existing clients. Since the Company's areas of service have grown and been enhanced, the Company expects to supplement its direct sales force in the future. The sales force will be comprised of employees of the Company and outside sales personnel with whom the Company will have entered into specific marketing agreements. The Company believes that to be successful in the future, it will have to expand the range of existing services, its distribution channels and its sales force. The Company also intends to pursue strategic alliances with other health care claims systems vendors.

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

Customers

     The Company markets its processing services primarily to self-insured companies, TPAs and other provider networks or other cost containment companies. Wal-Mart accounted for 57% of total revenues of 2001.

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

Regulatory Matters

     The Company is not subject to any direct federal or state government regulation because of the nature of its business other than complaisance with the Health Insurance Portability and Accountability Act (HIPAA). There can be no assurance that federal or state authorities will not in the future impose restrictions on its activities that might adversely effect the Company's business. The Company believes that no impending regulations such as those that will be promulgated under HIPAA will adversely effect operations or the ability to serve customers in the future.

Employees

     As of March 15, 2002, the Company had 46 full-time employees and 37 part-time employees. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company owns no real property. The Company's principal executive office is located in a leased office facility in Dallas, Texas, which is adequate for the Company's needs. The lease for the Company's offices expires November 30, 2006 and provides for monthly rental payments of $10,250 through November 30, 2003 and $ 12,300 for the period December 1, 2003 through November 30, 2006.

ITEM 3. LEGAL PROCEEDINGS.

     On September 11, 2000 the Company filed suit in the 96th Judicial District Court of Tarrant County, Texas (Civil File No. 96-184499-00) against Robert Fortier, a director and former President and CEO, alleging among other things, that Mr. Fortier made misrepresentations regarding the financial condition and business prospects of Health Plan Initiatives ("HPI"), a company he owned, when the Registrant acquired that company effective January 31, 1999. The Company sought a return of the approximate 3.7 million shares issued to Mr. Fortier as consideration in that transaction and the recovery of compensation paid to Mr. Fortier.

     On September 11, 2000 Mr. Fortier filed a suit against Scott Stewart, and Tim Powell, Ken Andrew and the Company as nominal defendants, in the 95th District Court, Dallas County, Texas, Cause No. 00-7127. The suit sought to prevent alleged actions by the Defendants in impairing Mr. Fortier's rights as a shareholder, not conducting business in accordance with the Company's bylaws and damages against Mr. Stewart for interfering with the Company's obligations under the agreement to purchase HPI. On October 18, 2000 this suit was abated and Mr. Fortier filed, as a counter claim, his same allegations in the Tarrant County suite brought by the Company.

     The claims by Mr. Fortier against Mssrs. Powell, Andrew and Stewart were dismissed with prejudice during 2001. This litigation was resolved by a compromise settlement agreement entered in February, 2002. The settlement agreement provided for an initial payment to Mr. Fortier of $15,000 and an additional payment of $60,000 if the litigation involving the Company and A&G Financial Services, Inc. and Norman Payson, described below, is settled by April 1, 2002. Messrs. Andrew, Powell, Stewart and Bassett, all directors of the Company, equally provided and agreed to provide, the funds for the settlement and received the stock.

     A&G Financial Services, Inc. filed suit against the Company on June 14, 2001, cause number 01-4930 in the 193rd District Court in Dallas County, Texas. The Company has filed a cross-action against A&G Financial Services, Inc and third party against Norman Payson and Robert Fortier. The action arises from the Company's sale of HPI to A&G Financial Services. A&G alleges that there were material misrepresentations of assets and liabilities with regard to HPI. The Company denies the allegations and is seeking the $120,000 balance of the purchase price owed from A&G.

     On March 30, 2001 Munger Investments, Ltd, n/ka/ Adaptive Imaging Solutions, Ltd. filed suit against the Company, cause no. 01-03424-D, in the Dallas County Court at Law No. 4, based upon a claim for services provided the Company. This matter was settled in March 2002, by the Company agreeing to make payments totaling $50,000 by December 31,2002. The Company has accrued the $50,000 in the balance sheet at December 31, 2001.

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

                                              High         Low
                                              ----         ---
       January 1 - March 31, 2000            $  0.81      $  0.34
       April 1 - June 30, 2000               $  0.53      $  0.31
       July 1 - September 30, 2000           $  0.44      $  0.15
       October 1 - December 31, 2000         $  0.30      $  0.13
       January 1, - March 31, 2001           $  0.37      $  0.10
       April 1,  - June 30, 2001             $  0.45      $  0.14
       July 1, - September 30, 2001          $  0.25      $  0.10
       October 1- December 31, 2001          $  0.25      $  0.17
       January 1,  - March 29, 2002          $  0.41      $  0.05

Holders: As of March 28, 2002, there were approximately 403 holders of record for the Common Stock.

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

     In October of 1999 the Company offered and sold 1,620,000 shares of Common Stock to six accredited investors for $660,000.

     In January of 2000 the Company issued 120,000 shares of Common Stock to Mr. Scott Stewart in consideration of services rendered as President of the Company.

     In May of 2001 the Company offered and sold 2,500,000 shares of Common Stock to twenty one accredited investors for $250,000.

     During 2001, the Company issued 255,925 shares of Common Stock to the directors of the Company in consideration of the services rendered as Directors.

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

Overview

     The Company's revenues are reported under medical claims automation, managed care repricing.

Results of Operations of the Company

Year Ended December 31, 2001 Compared to December 31, 2000

     Revenues. Revenues from medical claims automation services totaled $2,125,820 and $2,291,706 for the fiscal years ended

December 31, 2001 and 2000, respectively. Revenues from managed care repricing services totaled $293,659 for the fiscal year ended December 31, 2001 compared to $393,407 for 2000. The decrease in revenues is due to decreased activity of existing clients.

     For the fiscal year ended December 31, 2001, fees paid by Wal-Mart for automation and repricing services were approximately 57% of total revenues. In fiscal 2000, Wal-Mart accounted for 54% of total revenues. It is projected that this percentage will decrease in 2002 due to an increase in the Company's client base.

     Cost of Revenues. Cost of revenues totaled $797,952 and $750,010 for the fiscal years ended December 31, 2001 and 2000, respectively. The increase in cost of revenues is primarily due to converting OCR processing from third party outsourcing vendors to in-house processing. This conversion will benefit the Company in the future as it will prevent the Company from becoming dependent on outside vendors and assist in HIPAA compliance.

     Gross Profit. Gross profit for fiscal 2001 was $1,621,527 as compared to $ 1,935,103 for fiscal 2000. The gross profit margin for fiscal 2001 was 67.0% verses 72.1% for fiscal 2000. Gross profit decreased due to the initial cost of converting OCR processing to in-house to meet the privacy and security requirements of HIPAA.

     Other Expenses. Sales, general and administrative costs decreased to $1,478,211 for the fiscal year ended December 31, 2001, compared to $ 2,050,561 for the fiscal year ended December 31, 2000. Decrease in sales, general and administrative cost for the period ended December 31, 2001 is due to management's continued monitoring and streamlining of operations. During the fiscal years ended December 31, 2001 and 2000, the Company issued 393,925 shares of Common Stock for services for a total expense of $130,736 and -0- shares of Common Stock for services for a total expense of $-0-, respectively.

     Sales, general and administrative expenses consisted primarily of personnel costs and benefits, rent, insurance, and professional fees. For the fiscal year ended December 31, 2001 total personnel costs and benefit were $1,021,678, rent cost was $113,440, insurance costs were $66,176 and professional fees $159,212. For the fiscal year ended December 31, 2000 total personnel costs and benefits were $1,362,248, rents were $132,398, insurance costs were $108,992 and professional fees were $157,629. Professional fees were incurred due to year-end audit, legal matters and computer consulting. Personal costs decreased due to changes and reduction in executive officers and other personnel. Rents decreased as the result of two months free rent associated with the new office lease.

     Net interest expense increased to $26,480 for the fiscal year ended December 31, 2001 compared to $3,437 for the fiscal year ended December 31, 2000. This increase is the result of an increase in notes payable in 2001 and the non receipt of note receivable payments.

     Net Loss. The Company reported a net loss of $112,458 for the fiscal year ended December 31, 2001 as compared to a net loss of $326,310 for the fiscal year ended December 31, 2000 or ($.01) and ($.03) basic earnings per share for fiscal 2001 and fiscal 2000, respectively. The significant improvement in reducing the net loss is the result of management's continued improvement in operating efficiency and controlling cost.

Liquidity and Capital Resources.

     Since inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. Cash and cash equivalents at December 31, 2001 were $119,272.

     At March 28, 2002, the Company had 22 clients including self-insured companies and medical provider networks. The Company expended considerable effort and resources to develop its current work flow process. Additional resources were devoted to (i) defining the exact services that were needed by the market segment and (ii) developing, testing and ultimately implementing these services. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may find from time to time.

     The Company is currently reviewing its cost structure and accessing a possible reduction in the fixed cost portion of its infrastructure. The Company intends to increase revenues by expanding its customer base and increasing profitability. Additionally, the Company continues to enhance its productivity through software improvements. The Company believes that the net proceeds from anticipated working capital provided from improved operations, will satisfy its cash requirements for the next 12 months.

ITEM 7. FINANCIAL STATEMENTS.

     The financial information required by this Item is found beginning at page F-1.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

Directors and Executive Officers

     The following table sets forth the names and ages of the directors and executive officers of the Company on December 31, 2001

                Name            Age           Position
         -----------------      ---        --------------------

         Timothy P. Powell       43        President - Director

         Ken Andrew              50        Director
         Scott Stewart           47        Director
         John J.Bassett          43        Director

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

     Ken Andrew has served on the Board since August of 1999 and since 1998 has provided investment banking counseling to the Company. Mr. Andrew has been an independent stockbroker in Fort Worth, Texas since 1978. .

     John J. Bassett has served on the Board since, September 27, 2000. Mr. Bassett graduated from the University of South Alabama at Mobile, Alabama in 1980, with a BS degree in Marketing and Logistics. Mr. Bassett began his career with Bay City Minerals, Inc. as a landman in 1979, working on a contract basis for Shell, Texaco and Midroc Oil Company until 1983. From 1984 - 1988, as Vice President of Bay City Minerals, Inc., Mr. Bassett supervised the leasing activity of 30 landmen throughout Alabama and Mississippi. From May 1989 until 1999, Mr. Bassett held the position of Chairman, Chief Executive Officer and President of Bay City Minerals, Inc. In May 1989, Mr. Bassett formed Bay City Consolidated Partners, LP through the consolidation of seven partnerships originally formed by Bay City Minerals, Inc. Mr. Bassett was the Chairman, Chief Executive Officer and President of Bay City Consolidated Partners, LP until the formation of Middle Bay Oil Company, Inc. in May 1989. He then became the Chairman, Chief Executive Officer and President of Middle Bay Oil Company, Inc. in May 1989 until the formation of Renaissance Petroleum in October, 1999 in which Mr. Basssett is Owner/ Chief Executive Officer.

Director Compensation, Meetings and Committees of the Board of Directors

     The Company currently compensates outside directors at the rate of $2,000 per quarter, either in cash or in stock. Out of pocket expenses are reimbursed by the Company. Each director currently holds office until the next annual meeting of stockholders and until a successor has been elected and qualified or until his earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance.

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

     Based solely on a review of reports furnished to the Company or written representations from directors and executive officers during the fiscal year ended December 31, 2001, Scott Stewart did not file a Form 3 or 4 as follows:
Three instances in 1999 regarding four transactions, once in 2000 regarding one transaction, and four instances in 2001 regarding five transactions.

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

                       SUMMARY COMPENSATION TABLE

                                     Annual     Restricted   Securities
          Name/Title       Year   Compensation     Stock     Underlying   Other
                                  Salary/Bonus    Awards    Options/SARs

     Timothy P. Powell,
     President (1) (2)     2001     $131,730        -0-       500,000      -0-
                           2000     $120,000        -0-         -0-        -0-
                           1999     $120,000        -0-         -0-        -0-


(1) Mr. Powell has deferred $6,270 of salary in 1999.
(2) Mr. Powell has 250,000 options which will vest in 2002 and 2003.



                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                            Number of Securities        Percent of Total
                            Underlying Options/        Options/SARs Granted to          Exercise of Base      Expiration
        Name/Title             SARs Granted           Employees in Fiscal 2001            Price ($/Sh)           Date
Timothy Powell/President         500,000                         100                          $0.15               2010


                    AGGREGATED FISCAL YEAR-END OPTION VALUES
                         NUMBER OF SECURITIES UNDERLYING

                                                                          Number of
                                                                          Securities              Value of
                                                                          Underlying             Unexercised
                                         Shares                           Unexercised            In-The-Money
                                       cquired on         Value         Options/SARs at         Options/SARs At
                     Name/Title       Exercise (#)      Realized        Fiscal Year-End         Fiscal Year-End
                                                                              (#)                    ($)
                                                                          Exercisable/            Exercisable/
                                                                         Unexercisable           Unexercisable
                 Timothy Powell,
                 President                  -0-            -0-              791,667/-0-            $15,167



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table provides certain information based on the outstanding securities of the Company as of March 26, 2001 with respect to each director, each beneficial owner of more than 5% of the Company Common Stock and all corporate officers and directors of the Company as a group.

         Name and Address                Amount of Perc           Outstanding
       of Beneficial Owner (1)(2)      Beneficial Ownership       Common Stock

     Timothy P. Powell (1) (2)              1,822,494                11.8
     15400 Knoll Trail Dr, Suite 330
     Dallas, Texas 75248
     Scott Stewart (1)                      1,678,179                10.9
     4555 W. Lovers Lane
     Dallas, Texas 75209
     Ken Andrew (1) (3)                     1,913,174                12.4
     6124 Trail Lake
     Fort Worth, Texas 76133
     John J. Bassett (1)                    1,644,826                10.6
     1010 Lamar, Suite 510
     Houston, Texas 77002
     Dave Hannah                            2,301267                 14.9
     2079 W. Grayson Rd.
     Modesto, California 95358
     All executive officers and
      Directors as a group                  7,058,673                45.7
     (4 persons as to the Company)







(1) Director of the Company. (2) Represents options to purchase 116,667 shares with an exercise price of $.04 per share, 500,000 shares with an exercise price of $.15 per share, 125,000 shares with an exercise price of $.50 per share, and 50,000 shares with an exercise price of $1.00 per share. (3) Includes options to purchase 300,000 shares with an exercise price of $.4375 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company is a party to an equipment lease and stock option agreement (the "Lease Agreement"), dated October 1,1998, with Ironwood Leasing Ltd., a Texas corporation ("Ironwood") Principals of Ironwood, including Dennis Barnes, a former director of the Company (during 1996, 1997, & 1998), are also stockholders of the Company. Under the terms of the Lease Agreement, the Company leases certain scanning equipment necessary to scan paper claims and convert them into electronically transmittable claims data information. Under the Lease Agreement, the Company also granted to Ironwood the option to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. In a letter dated January 12, 2000, Ironwood Leasing Ltd. (Ironwood) made demand for unpaid lease payments, which at the time amounted to $15,000 in connection with the Lease. The Company negotiated a settlement of its dispute with Ironwood.

     In October 1999 the Company entered into a Memorandum of Understanding with a group made up of former and current Board members Dennis Barnes, Scott Stewart and Ken Andrew which will pay the members a commission on certain enumerated business for the period September 1, 1999 through August 31, 2002. As of March 29, 2001 $6,797 in commission has been paid. The Company, in 2001, negotiated a release of $32,743 in accrued commissions and waiver of all subsequent commissions in exchange for 910,500 shares of common stock of the Company based upon an estimation of the present value of the estimated future commissions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-K.

(a) Financial Statements and Exhibits Page

     1. Financial Statements. The following financial statements are submitted as part of this report:
            Independent Auditor's Report ..............................      F-2
            Consolidated Balance Sheets-December 31, 2000, and 1999 ... F-3 Consolidated Statements of Operations-Years Ended
                December 31, 2000 and 1999 ............................      F-4
            Consolidated Statements of Changes in Stockholders'
                Equity-Years Ended
                December 31, 2000 and 1999 ............................      F-5
            Consolidated Statements of Cash Flows-Years Ended
                December 31, 2000 and 1999 ............................      F-6
            Notes to Consolidated Financial Statements ................      F-7

     2. Exhibits

     Exhibit Number                                   Description of Exhibits

     2.1* Agreement on Plan of reorganization, dated January 31, 1999
          (incorporated by reference from Exhibit 2 to the Company's Form 8-K, dated February 10, 1997).

     2.2* Disposition of Asset - Purchase Agreement, dated August 12, 1999
          (incorporated by reference from Exhibit 2 to the Company's Form 8-K, dated August 27, 1999)

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

     3.3  Bylaws of the Company, as amended April 20, 2001.

     21. Subsidiary of Registrant - ETC Administrative Services, Inc., a Texas Corporation.


    *  Previously Filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2002.

    ELECTRONIC TRANSMISSION CORPORATION

    By: /s/ Timothy P. Powell
        --------------------------------------
        Timothy P. Powell, President,
        Chief Financial  Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy P. Powell
------------------------------------
Timothy P. Powell, President,
Chief Financial Officer,
and Director
Date: March 28, 2002


/s/ Harry K. Altman
------------------------------------
Harry K. Altman, Corporate Secretary
Date: March 28,  2002


/s/ Michael J. Lovell
-------------------------------------
Michael J. Lovell, Controller
Date: March 28, 2002


/s/ Scott Stewart
-------------------------------------------
Scott Stewart, Director
Date: March 28, 2002


/s/ Ken Andrew
--------------------------------------------
Ken Andrew, Director
Date: March 28, 2002


/s/ John J. Bassett
-----------------------------------
John Bassett, Director
Date: March 28, 2002

                       ELECTRONIC TRANSMISSION CORPORATION
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report ..........................................     F-2

Consolidated Balance Sheets at December 31, 2001 and 2000 .............     F-3

Consolidated Statements of Operations For the Years Ended
         December 31, 2001 and 2000 ...................................     F-4

Consolidated Statements of Changes in Stockholders' Equity
         For the Years Ended December 31, 2001 and 2000 ...............     F-5

Consolidated Statements of Cash Flows For the Years Ended
         December 31, 2001 and 2000 ...................................     F-6

Notes to Consolidated Financial Statements ............................     F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Electronic Transmission Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of Electronic Transmission Corporation and Subsidiary, a Delaware corporation, as of December 31, 2001 and 2000, and the related consolidated statements of operations, change in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Transmission Corporation and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           Jackson & Rhodes P.C.
Dallas, Texas
February 28, 2002

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                                                      2001          2000
                                                                                 -----------    -----------

                                     ASSETS

Current assets:
      Cash and cash equivalents                                                    $ 119,272       $ 87,987
      Accounts receivable, net of allowance for doubtful
               accounts of $10,202 and $8,388, respectively                          247,473        261,010
      Prepaid expenses                                                                89,826         54,955
                                                                                  -----------    -----------
          Total current assets                                                       456,571        403,952
                                                                                  -----------    -----------

Property and equipment, net                                                          211,756        138,819

Deposits                                                                               4,800          6,749
                                                                                  -----------    -----------
                                                                                   $ 673,127      $ 549,520
                                                                                  ===========    ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued liabilities (Note 6)                            $ 194,899      $ 382,036
      Current portion of long-term debt (Note 6)                                      93,235         43,402
      Current portion, capital lease obligations                                      65,048        124,315
      Net liabilities of discontinued operations (Note 4)                             47,841        254,635
                                                                                  -----------    -----------
          Total current liabilities                                                  401,023        804,388

Long-term capital lease obligations                                                    6,466         21,764
Long-term debt, less current portion (Note 6)                                        109,187         52,859
                                                                                  -----------    -----------
          Total liabilities                                                          516,676        879,011
                                                                                  -----------    -----------

Commitments and contingencies (Note 11)                                                    -              -

Stockholders' equity (deficit):
      Preferred stock, $1 par value, 2,000,000 shares
          authorized; no shares issued and outstanding                                     -              -
      Common stock, $.001 par value, 20,000000
          shares authorized; 15,454,103 and 11,349,678 shares
           issued and outstanding, respectively                                       15,455         11,351
      Additional paid-in-capital                                                   9,813,686      9,219,390
      Accumulated deficit                                                         (9,672,690)    (9,560,232)
                                                                                  -----------    -----------
          Total stockholders' equity (deficit)                                       156,451       (329,491)
                                                                                  -----------    -----------
                                                                                   $ 673,127      $ 549,520
                                                                                  ===========    ===========


          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000


                                                  2001             2000
                                              ------------     ------------

Service revenues                              $ 2,419,479      $ 2,685,113

Costs and expenses:
     Costs of revenues                            797,952          750,010
     Selling, general and administrative        1,478,211        2,050,561
     Stock for services rendered                  130,736                -
     Depreciation and amortization                 70,774          122,037
                                              ------------     ------------
         Total costs and expenses               2,477,673        2,922,608
                                              ------------     ------------

Loss from operations                              (58,194)        (237,495)

Other income (expense):
     Interest expense                             (26,480)          (3,437)
     Other income                                  62,105           32,901
     Legal settlements (Note 6)                   (89,889)        (118,279)
                                              ------------     ------------
         Total other income                       (54,264)         (88,815)
                                              ------------     ------------

Net loss                                      $  (112,458)     $  (326,310)
                                              ============     ============

Basic    (loss) per common share              $     (0.01)     $     (0.03)
                                              ============     ============

Weighted average shares outstanding            13,543,128       11,345,178
                                              ============     ============

          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2001 and 2000


                                                          Common Stock           Additional
                                                -----------------------------      Paid-In        Accumulated
                                                   Shares          Amount          Capital           Deficit         Total
                                                -------------   -------------    ------------     ------------     ----------
Balance at December 31, 1999                      11,336,178        $ 11,337     $ 9,215,503      $(9,233,922)     $  (7,082)
Issuance of shares for cash                           13,500              14           3,887                -          3,901
Net loss                                                   -               -               -         (326,310)      (326,310)
                                                -------------   -------------    ------------     ------------     ----------

Balance at December 31, 2000                      11,349,678          11,351       9,219,390       (9,560,232)      (329,491)
Issuance of shares for cash                        2,500,000           2,500         247,500                -        250,000
Conversion of debt                                 1,210,500           1,210         119,839                -        121,049
Issuance of shares for services                      265,925             266          42,030                -         42,296
Issuance of shares to employees
   for services                                      128,000             128          88,312                -         88,440
Revalution of options to nonemployees                      -               -          96,615                -         96,615
Net loss                                                   -               -               -         (112,458)      (112,458)
                                                -------------   -------------    ------------     ------------     ----------

Balance at December 31, 2001                      15,454,103        $ 15,455     $ 9,813,686      $(9,672,690)     $ 156,451
                                                =============   =============    ============     ============     ==========

          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000

                                                                                  2001             2000
                                                                              -----------       ----------
Cash flows from operating activities:

Net loss                                                                      $ (112,458)      $ (326,310)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
          Issuance of common stock and options                                   227,351                -
          Change in net liabilities of discontinued operations                   (30,879)          17,900
          Settlement of litigation expense                                             -          118,279
          Increase in allowance for notes receivable                                   -          113,745
          Loss on disposal of asset                                                2,971                -
          Depreciation and amortization                                           70,774          122,037
          Changes in operating assets and liabilities:
               Accounts receivable-trade                                          13,537           13,031
               Prepaid expenses                                                  (34,871)          (9,579)
               Deposits                                                            1,949                -
               Accounts payable and accrued expenses                             (84,995)         (86,144)
                                                                              -----------      -----------
                    Net cash provided by (used in) operating activities           53,379          (37,041)
                                                                              -----------      -----------

Cash flows from investing activities:

          Purchases of property and equipment                                   (140,846)          (9,965)
          Receipts on note receivable                                                  -           69,775
                                                                              -----------      -----------
                    Net cash provided by (used in) investing activities         (140,846)          59,810
                                                                              -----------      -----------

Cash flows from financing activities:

          Notes payable                                                          (69,754)         (77,737)
          Payments on capital leases                                             (61,494)         (11,011)
          Issuance of common stock for cash                                      250,000            3,901
                                                                              -----------      -----------
                    Net cash provided by (used in) financing activities          118,752          (84,847)
                                                                              -----------      -----------
Net increase (decrease) in cash                                                   31,285          (62,078)
Cash and equivalents, beginning of period                                         87,987          150,065
                                                                              -----------      -----------
Cash and equivalents, end of period                                           $  119,272       $    87,987
                                                                              ===========      ===========

          See accompanying notes to consolidated financial statements.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



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

     Property and Equipment

     Certain claims processing and imaging equipment are furnished to customers for off-site use at the customer's facility. This equipment is recorded at adjusted cost basis as computer and office equipment on the Company's balance sheet.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Significant Accounting Policies (Continued)

     Property and Equipment (Continued)

     Property and equipment are stated at cost. Cost of property renewals and betterments are capitalized; cost of property maintenance and repairs are charged against operations as incurred.

     Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets as follows:

                Equipment                           3-7 years
                Furniture and fixtures                4 years
                Leasehold improvements                5 years

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

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Significant Accounting Policies (Continued)

     Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost for options issued to employees under Opinion 25. Options issued to nonemployees are measured in accordance with SFAS 123.

2.   Going Concern and Continued Operations

     The financial statements have been prepared on the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern. ETC sustained a net operating loss of $112,458 and $326,310 during the years ended December 31, 2001 and 2000, respectively. ETC's continued existence depends upon the success of management's efforts to raise sufficient new capital and increase its customer base.

     In March, 2002, the Company had 22 clients including self-insured companies and medical provider networks. The Company expended considerable effort and resources to develop its current work flow process. Additional resources were devoted to (i) defining the exact services that were needed by the market segment and (ii) developing, testing and ultimately implementing these services. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may obtain from time to time. The Company is currently reviewing its cost structure and accessing a possible reduction

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Going Concern and Continued Operations (Continued)

     in the fixed cost portion of its infrastructure. The Company intends to increase revenues by expanding its customer base and increasing profitability. Additionally, the Company continues to enhance its productivity through software improvements. The Company believes that the net proceeds from anticipated working capital provided from improved operations, will satisfy its cash requirements for the next 12 months.

3.   Acquisition and Sale of HPI

     Effective January 31, 1999, the Company acquired 100% of the outstanding common shares of Health Plan Initiative, Inc. ("HPI"), a company which had been wholly owned by the Company's President, Robert Fortier. HPI offers services similar to the Company. As a result of the transaction, Mr. Fortier received 3,538,306 shares of Company common stock, which was 42% of the outstanding stock of the Company. An additional 651,751 shares valued at $54,747 were also issued related to the acquisition. The transaction was accounted for as a purchase and the total purchase price was $396,000.

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

5.   Property and Equipment

     The following is a summary of property and equipment:

                                                           December 31,
                                                     ---------------------------
                                                         2001            2000
                                                     -----------      ----------
     Furniture                                       $   102,885      $ 117,260
     Computer and office equipment                       828,595        819,205
     Computer software                                   296,490        172,356
     Leasehold improvements                                1,678         16,564
        Less accumulated depreciation                 (1,017,892)      (986,566)
                                                     -----------      ---------
                                                     $   211,756      $ 138,819
                                                     ===========      =========

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Long-Term Debt

     The following is a summary of long-term debt:

                                                                       December 31,
                                                                    2001           2000
                                                                  ---------     --------
     Note payable to a corporation, discounted at 7.5%,
     principal and interest payments of $5,000 due monthly,
     unamortized discount of $20,436.                             $ 149,564     $      -

     Note payable to the Company's former President,
      discounted at 10%, payable monthly of $8,787,
     unamortized discount of $3,142 and $10,739, respectively.       52,858       96,261
                                                                  ---------     --------
                                                                    202,422       96,261
     Less current maturities                                        (93,235)     (43,402)
                                                                  ---------     --------
                                                                  $ 109,187     $ 52,859
                                                                  =========     ========

     The maturities of long-term debt at December 31, 2001 are as follows:

                          2002                                    $93,235
                          2003                                     61,189
                          2004                                     47,998

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

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Lease Obligations Payable

     The Company, as lessee, has entered into various non-cancelable leases for service equipment, vehicles, and office facilities. Future minimum lease payments under non-cancelable leases at December 31, 2001 are as follows:

                                                       Capital        Operating
             For the Years Ending December 31,         Leases          Leases
             ---------------------------------       -----------      ---------

                         2002                            $71,315        123,000
                         2003                              6,883        125,050
                         2004                              1,460        147,600
                         2005                                  -        147,600
                         2006                                  -        135,300
                                                         -------      ---------
     Total minimum lease payments                         79,658      $ 678,550
       Less amount representing interest                  (8,144)     =========
                                                         -------
     Present value of minimum lease payments              71,514
       Less current portion                              (65,048)
                                                         -------
     Long-term capital lease obligation                  $ 6,466
                                                         =======

     Rent expense during the years ended December 31, 2001 and 2000 for operating leases was $113,440 and $132,398, respectively, and is included in operating expenses.

     The cost of assets subject to capital leases included in office furniture and equipment is as follows:

                                                            December 31,
                                                       -------------------------
                                                         2001            2000
                                                       ---------      ----------

     Computer and office equipment                     $ 265,868      $ 260,032
        Less accumulated depreciation                   (242,283)      (228,208)
                                                       ---------      ---------
                                                       $  23,585      $  31,824
                                                       =========      =========

     Effective October 1, 1998, the Company executed a thirty-six (36) month equipment lease ("Lease Agreement") that consolidated all existing lease obligations with Ironwood Leasing, Ltd. ("Ironwood"). The stated terms of the Lease Agreement called for payments of $5,000 per month. Also on October 1, 1998 the Company amended a stock option agreement with Ironwood which, as amended, grants Ironwood the right to purchase 200,000 shares of Common Stock at $1.00 per share. Dennis Barnes, a

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Lease Obligations Payable (Continued)

     principal of Ironwood, had been a director of the Company. On January 12, 2000 Ironwood demanded payment for unpaid lease payments, which at the time amounted to $15,000. The Company believed the terms of the Lease Agreement to be usurious and negotiated to resolve the matter.

     On May 23, 2001, the Company executed a Settlement Agreement ("Settlement") with Ironwood to resolve the matter. The Settlement calls for the Company to pay $93,000 to Ironwood: $16,000 upon execution of the Settlement and $5,000 per month for fifteen months and a final payment of $2,000. After recording the discounted payable to Ironwood, the Company recorded a gain of approximately $13,700 on the transaction. The Settlement also called for repricing of the stock options to $.45 per share (see Note 9).

8.   Income Taxes

     ETC has net operating loss carryforwards of approximately $7,049,000 that are available to offset any future income tax liability. The net operating loss carryforwards expire as follows:


             For the Years Ending
                 December 31,                              Expiring
             --------------------                         ----------
                    2010                                  $  880,000
                    2011                                   2,006,000
                    2012                                   1,396,000
                    2013                                   1,114,000
                    2014                                   1,080,000
                    2015                                     473,000
                    2016                                     100,000
                                                          ----------
                                                          $7,049,000
                                                          ==========

     Deferred income taxes result from the book versus tax accounting difference for net operating loss carryforwards, accrued payroll and stock option-based compensation. The Company has deferred tax assets amounting to approximately $2,600,000 at December 31, 2001 and 2000. The realization of the benefits from these deferred tax assets appears uncertain due to going concern questions. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at December 31, 2001 and 2000.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   Stock Options

     The Company has issued various stock options and warrants to employees and non-employees which are considered compensatory. Vesting varies by agreement ranging from 2 to 7 years. The contractual life of outstanding employee stock options at December 31, 2001 is the term of employment of the holder.

     A summary of the status of stock options and warrants is set forth below:


                                                      Year Ended                     Year Ended
                                                   December 31, 2001              December 31, 2000
                                                ----------------------        ------------------------
                                                              Weighted                        Weighted
                                                              Average                         Average
                                                              Exercise                        Exercise
     Stock Options                               Shares        Price            Shares         Price
     -------------                              ----------    --------        ---------       ---------
     Outstanding, beginning or period           1,390,021      $0.500*        1,502,521        $0.640
     Granted                                    1,050,000      $0.170                 -        $    -
     Exercised                                          -      $    -                 -        $    -
     Forfeited/expired                                  -      $    -          (112,500)       $0.917
                                                ---------                     ---------
     Outstanding, end of period                 2,440,021      $0.390         1,390,021        $0.500*
                                                =========                     =========
     Options exercisable, end of period         1,890,021      $0.340         1,390,021        $0.500
                                                =========                     =========
     *After revaluation.

     The following table summarizes information about stock options outstanding at December 31, 2001 and 2000:

                                  Options         Weighted Average           Weighted               Options           Weighted
                                Outstanding          Remaining                Average             Exercisable          Average
     Exercise Prices            at 12/31/01       Contractual Life         Exercise Price         at 12/31/01       Exercise Price
     ---------------            -----------       ----------------         --------------         -----------       --------------
         $0.438                   300,000            May 1, 1006              $0.438                 300,000            $0.438
         $0.450                   200,000               Oct-03                $0.450                 200,000            $0.450
         $0.250                   220,021             1.5 Years               $0.250                 170,021            $0.250
     $0.190 to $.52               595,000           Term of Employ            $0.505                 595,000            $0.505
         $0.150                 1,000,000               2 Years               $0.150                 500,000            $0.150
         $1.000                   125,000           Term of Employ            $1.000                 125,000            $1.000
                                ---------                                                          ---------
                                2,440,021                                                          1,890,021
                                =========                                                          =========

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   Stock Options (Continued)

                                  Options         Weighted Average           Weighted               Options           Weighted
                                Outstanding          Remaining                Average             Exercisable          Average
     Exercise Prices            at 12/31/00       Contractual Life         Exercise Price         at 12/31/00       Exercise Price
     ---------------            -----------       ----------------         --------------         -----------       --------------
         $0.438                   300,000            May 1, 1006              $0.438                 300,000            $0.438
         $0.500                    50,000          Various to 2001            $0.500                  50,000            $0.500
      $0.190 to $.52              595,000           Term of Employ            $0.505                 595,000            $0.505
         $1.000                   320,021          October 1, 2003            $1.000                 320,021            $1.000
         $1.000                   125,000           Term of Employ            $1.000                 125,000            $1.000
                                ---------                                                          ---------
                                1,390,021                                                          1,390,021
                                =========                                                          =========

     Fair values for the stock underlying stock options and stock warrants consisted of quoted market prices as listed in stock-trading business journals. These fair values were used to determine the compensatory components of the stock options and stock warrants granted during the years ended December 31, 2001 and 2000.

     Compensation costs for options issued to employees will be recognized as an expense over the vesting period of the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. There is $35,000 compensation expense to be recorded in subsequent periods as of December 31, 2001.

     Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of 0.0 percent; expected volatility of 208 percent; risk free interest rates of 4.5 percent; expected lives of two years. The Company recorded $96,615 in expense for 2001 for stock options issued or repriced to nonemployees.

     Pro forma disclosures as required by SFAS 123 for 2001 are as follows:

                    Net loss                            $($175,241)
                    Net loss per common share           $($.01)

10.  Customer Concentration

     For the years ended December 31, 2001 and 2000, revenues from one customer amounted to approximately 57% and 54% of total revenues, respectively.

     Trade accounts receivable included $99,690 and $115,699 relating to these customers at December 31, 2001 and 2000, respectively.

               ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  Commitments And Contingencies

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

     Settlement Agreement

     See Note 6 regarding the Company's contingent amount payable to its former President in connection with a settlement agreement.

12.  Supplemental Disclosure of Cash Flow Information

     During the years ended December 31, 2001 and 2000, the Company paid $26,438 and $29,875 for interest, respectively. During the years ended December 31, 2001 and 2000, the Company made no payments for income taxes.

     Non-cash investing and financing activities include the following:

     The Company acquired assets valued at $5,836 and $29,875 through capital lease obligations during the years ended December 31, 2001 and 2000, respectively.

     During the year ended December 31, 2001, the Company issued 1,210,500 shares of stock to settle $121,049 of debt to outside parties.

                               INDEX TO EXHIBITS

Exhibit Number     Description of Exhibits               Sequential Page Number


3.3                 Bylaws of the Company, as amended April 20, 2001.