Form 10QSB
period 2002-03-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 2002-05-14
CIK 1017586

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                            Commission File No. 22135

                       ELECTRONIC TRANSMISSION CORPORATION

        (Exact Name of Small Business Issuer as Specified in Its Charter)

      Delaware                           0-22135             75-2578619
(State or other jurisdiction     (Commission File Number)    (IRS Employer
of incorporation)                                            Identification No.)


     15400 Knoll Trail Drive
            Suite 330
          Dallas, Texas                                          75248
     Address of principal executive offices)                  (ZIP Code)
                                 (972) 980-0900
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,492,539 shares as of March 31, 2002.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEET


                                                                      March, 31
                                                                         2002
                                                                         ----
                            ASSETS

Current assets:
      Cash and cash equivalents                                     $    69,482
      Accounts receivable                                               403,285
      Prepaid assets                                                     67,996
                                                                    -----------
            Total current assets                                        540,763
                                                                    -----------

Property and equipment, net                                             239,600

Deposits                                                                  4,800
                                                                    -----------

                                                                    $   785,163
                                                                    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                      $   295,291
      Current portion of long-term debt                                  87,731
      Current portion, capital lease obligations                         50,385
      Net liabilities of discontinued operations                         47,888
                                                                    -----------
            Total current liabilities                                   481,295

Long-term capital lease obligations                                       2,090
Long-term debt, less current portion                                     88,234
                                                                    -----------
            Total liabilities                                           571,619
                                                                    -----------

Commitments and contingencies                                                 -

Stockholders' equity:
      Preferred stock, $1 par value, 2,000,000 shares
           authorized; no shares issued and outstanding                       -
      Common stock, $.001 par value, 20,000,000
           shares authorized; 15,492,539 shares issued
           and outstanding                                               15,493
      Additional paid-in-capital                                      9,821,208
      Accumulated deficit                                            (9,623,157)
                                                                    -----------
            Total stockholders' equity                                  213,544
                                                                    -----------

                                                                    $   785,163
                                                                    ===========

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended March 31,
                                                      2002               2001
                                                      ----               ----

Service revenues                                  $   822,363       $   674,087

Cost and expenses:
      Cost of revenues                                318,877           188,780
      Selling, general and administrative             415,058           435,730
      Stock for services rendered                       7,560                 -
      Depreciation and amortization                    18,357            17,674
                                                  -----------       -----------
            Total cost and expenses                   759,852           642,184
                                                  -----------       -----------

Income from operations                                 62,511            31,903

Other income (expense):
      Interest expense, net                            (7,998)           (3,777)
      Other income                                         20            13,318
      Legal settlement                                 (5,000)                -
                                                  -----------       -----------
            Total other income (expense)              (12,978)            9,541
                                                  -----------       -----------

Net income                                        $    49,533       $    41,444
                                                  ===========       ===========


Basic income per common share                     $         -       $         -
                                                  ===========       ===========

Weighted average common shares outstanding         15,466,915        11,387,678
                                                  ===========       ===========

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended March 31,
                                                                     2002                 2001
                                                                     ----                 ----
Cash flows from operations:
Net income                                                          $  49,533             $ 41,444
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Issuance of common stock for services                             7,560                4,940
      Change in net assets of discontinued operations                      47                    -
      Depreciation and amortization                                    18,357               17,674
      Changes in operating assets and liabilities:
         Accounts receivable                                         (155,812)             (28,686)
         Prepaid expenses                                              21,830               27,620
         Accounts payable and accrued expenses                        100,391              (16,224)
                                                                    -------------------------------
              Net cash provided by operating activities                41,906               46,768
                                                                    -------------------------------
Cash flows from investing activities:
      Receipts on note receivable                                           -                    -
      Purchases of furniture and equipment                            (46,201)             (39,749)
                                                                    -------------------------------
              Net cash (used) in investing activities                 (46,201)             (39,749)
                                                                    -------------------------------
Cash flows from financing activities:
      Notes payable                                                   (26,456)             (11,187)
      Payments on capital leases                                      (19,039)              (4,152)
                                                                    -------------------------------
             Net cash used by financing activities                    (45,495)             (15,339)
                                                                    -------------------------------
Net decrease in cash                                                  (49,790)              (8,320)
Cash and equivalents, beginning of period                             119,272               87,987
                                                                    -------------------------------
Cash and equivalents, end of period                                 $  69,482             $ 79,667
                                                                    ===============================

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

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT
---------------------------------------

     The following is a summary of office furniture and equipment:

                                              March  31, 2002    March 31, 2001

     Furniture                                   $     102,885   $      117,260
     Computer & Office Equipment                       842,193          821,069
     Computer Software                                 329,093          210,240
     Leasehold Improvements                              1,678           16,565


                                              ----------------------------------

                                                 $   1,275,849   $    1,165,134
          Less:  accumulated depreciation           (1,036,249)      (1,004,240)
                                              ----------------------------------

                                                 $     239,600   $      160,894
                                              ==================================

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

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


NOTE 5- BOARD OF DIRECTORS
--------------------------

John J. Bassett resigned as a Board Member in April 2002.

On March 26, 2002, Mr. Vince Cruz, Jr. of Fort Worth, Texas was elected a Director of the Company.



ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

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

Results of Operations of the Company

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001.

     Revenues. Revenues consist of two components, medical claims automation and managed care repricing. Medical claims automation revenues totaled $770,888 and $563,425 for the three months ended March 31, 2002 and 2001, respectively. Revenues from managed care repricing totaled $51,475 and $110,662 for the three months ended March 31, 2002 and 2001, respectively. Medical claims automation revenues increased 36.8% as the result of additional clients and increased activity of existing clients. Managed care repricing revenues decreased (53.5%) primarily as the result of decreased activity of existing clients. The first three month's total revenues of $822,363 are up (22.0%) from the same period in 2001 of $674,087.

     Cost of Revenues. Two elements comprise the Cost of Revenues, medical claims automation and managed care repricing. Costs of medical claims automation services totaled $318,877 and $184,312 for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 medical claims automation costs consisted of $296,067 for data entry and $22,810 for imaging. For the three months ended March 31, 2001, these costs were $143,783 for data entry, $37,635 for imaging, and $2,894 in communication. The increase in data entry cost is the result of a large increase in the number of claims processed. Third party network access fees of $-0- and $4,468 for the three months ended March 31, 2002 and 2001, respectively made up the managed care repricing cost of revenues.

     Gross Profit. Gross profit for the three months ended March 31, 2002 was $503,486 as compared to $485,307 for the three months ended March 31, 2001. The gross profit margin for the three months ended March 31, 2002 was 61.2% versus 72.0% for 2001. Gross profit margin decreased due to the cost of converting OCR processing from third party outsourcing vendors to in-house processing to meet the privacy and security requirement of HIPAA.

     Other Expenses. Selling, general and administrative costs decreased to $415,058 (down 4.7%) for the three months ended March 31, 2002, compared to $435,730 for the three months ended March 31. 2001. Selling, general and administrative expenses consisted primarily of personnel costs and benefits, rent, insurance and professional fees. For the three months ended March 31, 2002, total personnel costs and benefits were $274,964 (down 2.7%), total rent costs were $32,700 (up 2.2%), total insurance costs were $10,050 (down 64.4%) and total professional fees were $33,030 (down 42.9%). For the three months ended March 31, 2001, total personnel costs and benefits were $282,494, total rent costs were $31,998, total insurance costs were $28,244 and total professional fees were $57,881. Professional fees decreased due to a reduction in legal cost. Overall decrease in selling, general and administrative cost for the period ended March 31, 2001 is due to management's continued monitoring of operations and controlling cost.

     Net Income (Loss.) The Company has net income of $49,533 and $41,444 for the three months ended March 31, 2002 and 2001 respectively. The improvement in net income is the result of management's reduction of other expenses. The Company expects future periods to generate sufficient revenues from an expanded client base and increase in existing client activity to offset ongoing operating costs and expansion expenses.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At March 31, 2002, the Company had cash and cash equivalents of $69,482, and working capital of $59,468. The Company has historically operated with a deficit in working capital. This seriously restricts the Company's ability to obtain outside capital from traditional sources. In the absence of any unanticipated capital needs, the Company believes its cash flow from operations will provide adequate liquidity. If the Company must obtain additional capital there is no assurance it will be able to do so. The Company believes that small amounts of outside capital can be raised through private sale of equity and/or debt.

     Research and development to be performed over the next twelve months will attempt to enhance the current software programs used in automating clients by increasing the speed of processing and developing value added services for clients.

     The Company continues to review its cost structure and assessing a possible reduction in the fixed cost portion of its infrastructure. The Company intends to increase revenues by expanding its customer base and increase service to existing customers. The Company continues to enhance its productivity through software and work flow improvements. The Company believes that the net proceeds from the existing liquidity sources and the anticipated working capital provided from improved operations, will satisfy its cash requirements for the 2002 fiscal year.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     The Company previously reported on its Form 10-KSB for the year ending December 31, 2001 the settlement of a suit in February 2002, that involved claims by Robert Fortier, a former officer and director. The Company and its Board of Directors has informally extended the time period within which Mr. Fortier will be paid $60,000 if he can negotiate a settlement of litigation involving the Company and A&G Financial Services, Inc. and Norman Payson also described in the Form 10-KSB.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     -----------------------------------------

(a)  Exhibits

       (15) - Letter on unaudited interim financial information.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ELECTRONIC TRANSMISSION CORPORATION

May 14, 2002                      By: /s/ Timothy Powell
                                      ------------------
                Timothy Powell, President, Chief Financial Officer and Director
                           (Principal Executive/Financial Officer)

May 14, 2002                      By: /s/ Harry K. Altman
                                      -------------------
                                      Harry K Altman, Secretary

May 14, 2002                      By: /s/ Michael J. Lovell
                                      ---------------------
                                      Michael J. Lovell, Controller

INDEX TO EXHIBITS
-----------------

     Exhibit (15) - Letter on unaudited interim financial information.