Form 10QSB
period 2002-06-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 2002-08-12
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2002

Commission File No. 22135

ELECTRONIC TRANSMISSION CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	0-22135	75-2578619
(State or other jurisdiction of incorporation)	(Commission File Number)	IRS Employer Identification No.)

15400 Knoll Trail Drive Suite 330 Dallas, Texas	75248
(Address of principal executive offices)	(ZIP Code)

(972) 980-0900
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☑        No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,509,015 shares as of August 9, 2002.

PART I—FINANCIAL INFORMATION
ITEM I—FINANCIAL STATEMENTS

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$149,266
Accounts receivable	489,283
Prepaid assets	48,041

Total current assets	686,590

Property and equipment, net	269,962

Other assets:
Deposits	4,800

$961,352

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$252,082
Current portion of long-term debt	81,783
Current portion, capital lease obligations	36,484
Net liabilities of discontinued operations	47,888

Total current liablilites	418,237

Long-term capital lease obligations	11,865
Long-term debt, less current portion	75,122

Total liabilities	505,224

Commitments and contingencies	—

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.001 par value, 20,000,000 shares authorized; 16,509,015 shares issued and outstanding	16,510
Additional paid-in-capital	9,884,368
Accumulated deficit	(9,444,750)

Total stockholders’ equity	456,128

$961,352

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Service revenues	$1,124,205	$597,154	$1,946,568	$1,271,241

Cost and Expenses:
Cost of revenues	459,603	183,698	778,480	372,478
Selling, general and administrative	436,897	384,183	851,955	819,913
Stock for services expense	32,176	18,440	39,736	18,440
Depreciation and amortization	21,798	17,519	40,155	35,193

Total cost and expenses	950,474	603,840	1,710,326	1,246,024

Income (loss) from operations	173,731	(6,686)	236,242	25,217

Other income (expense)
Interest expense, net	(6,363)	(8,872)	(14,361)	(12,649)
Other income	11,040	47,991	11,060	61,309
Legal settlement	—	(77,769)	(5,000)	(77,769)

Total other income (expense)	4,677	(38,650)	(8,301)	(29,109)

Net income (loss)	$178,408	$(45,336)	$227,941	$(3,892)

Basic income (loss) per common share	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average common shares outstanding:	15,466,915	13,399,070	15,744,140	13,399,070

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
Cash flows from operations:
Net income (loss)	$227,941	$(3,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Issuance of common stock for services	39,736	18,440
Settlement of litigation expense	—	77,769
Change in net assets of discontinued operations	47	(30,879)
Depreciation and amortization	40,155	35,193
Changes in operating assets and liabilities:
Accounts receivable	(241,810)	(10,297)
Prepaid expenses	41,785	(30,192)
Accounts payable and accrued expenses	57,183	11,487

Net cash provided by operating activities	165,037	67,629

Cash flows from investing activities:
Purchases of furniture and equipment	(98,361)	(74,432)

Net cash used in investing activities	(98,361)	(74,432)

Cash flows from financing activities:
Issuance of common stock for cash	32,000	196,000
Notes payable	(45,517)	(30,044)
Capital leases payable	(23,165)	(41,918)

Net cash provided (used) by financing activities	(36,682)	124,038

Net increase in cash	29,994	117,235
Cash and equivalents, beginning of period	119,272	87,987

Cash and equivalents, end of period	$149,266	$205,222

ELECTRONIC TRANSMISSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—GENERAL

The financial statements included herein for Electronic Transmission Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

NOTE 2—CONSOLIDATION

The financial statements include the accounts of the Company and ETC Administrative Services, Inc., a Texas corporation and wholly owned subsidiary. Effective December 31, 1998, the Company discontinued the operations of ETC Administrative Services, Inc. All intercompany accounts and transactions have been eliminated.

NOTE 3—OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

	June 30, 2002	June 30, 2001
Furniture	$102,885	$117,260
Computer & Office Equipment	858,350	828,386
Computer Software	365,096	237,607
Leasehold Improvements	1,678	16,565

	$1,328,009	$1,199,818
Less: accumulated depreciation	(1,058,047)	(1,021,760)

	$269,962	$178,058

NOTE 4—SUBSEQUENT EVENTS

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

NOTE 5—FINANCING ACTIVITIES

On May 23, 2002, the Company authorized an aggregate private offering of $75,000 of its common stock at a price of $0.10 per share. As of August 9, 2002, 370,000 shares have been issued and $37,000 raised through this private offering. Proceeds of the offering are not specifically allocated for particular purposes. There can be no assurance that additional capital will be available to or obtained by the Company.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Financial Statements and Notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company.

Results of Operations of the Company

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001.

Revenues.  Revenues consist of two components, medical claims automation and managed care repricing. Medical claims automation revenues totaled $1,820,742 and $1,083,994 for the six months ended June 30, 2002 and 2001, respectively. Revenues from managed care repricing totaled $125,826 and $187,247 for the six months ended June 30, 2002 and 2001, respectively. Medical claims automation revenues increased 67.9% as the result of new client additions. Managed care repricing revenues decreased 32.8% primarily as the result of decreased activity of existing clients. The first six month’s total revenues of $1,946,568 are up from the same period in 2001 of $1,271,241 (53.1%).

Cost of Revenues.  Two elements comprise the Cost of Revenues, medical claims automation and managed care repricing. Costs of medical claims automation services totaled $778,480 and $368,010 for the six months ended June 30, 2002 and 2001, respectively. Cost of medical claims automation increased by $410,470 as a result of increased claims processing volume due to new clients. For the six months ended June 30, 2002 medical claims automation costs consisted of $718,315 for data entry and $60,165 for imaging. For the six months ended June 30, 2001, these costs were $297,884 for data entry, $58,182 for imaging, $8,192 for mailroom service and $3,752 in communication. Third party network access fees made up of $ -0- and $4,468 for the six months ended June 30, 2002 and 2001, respectively made up the managed care repricing cost of revenues.

Gross Profit.  Gross profit for the six months ended June 30, 2002 was $1,168,088 as compared to $898,763 for the six months ended June 30, 2001. The gross profit margin for the six months ended June 30, 2002 was 60.0% versus 70.7% for 2001. Gross profit margin decreased due to the initial cost of converting OCR processing from third party outsourcing vendors to in-house processing to meet the privacy and security requirement of HIPAA.

Other Expenses.  Selling, general and administrative costs increased to $851,955, (up 3.9%) for the six months ended June 30, 2002, compared to $819,913 for the six months ended June 30. 2001. Selling, general and administrative expenses consisted primarily of personnel costs and benefits, rent, insurance and professional fees. For the six months ended June 30, 2002 total personnel costs and benefits were $576,277 (up 7.2%), total rent costs were $65,401 (down 2.2%), total insurance costs were $17,510 (down 65.0%) and total professional fees were $57,123 (down 50.6%). For the six months ended June 30, 2001, total personnel costs and benefits were $537,435, total rent costs were $66,900, total insurance costs were $49,989 and total professional fees were $115,759. Personnel cost and benefits increased due to additional personnel needed to properly support new clients. Professional fees decreased due to a reduction in legal cost.

Net Income (Loss).  The Company has net income of $227,941 for the six months ended June 30, 2002 compared with a net loss of $3,892 for the six months ended June 30, 2001. The improvement in net income is the result of increase in claims processing volume and management’s continued monitoring of operations and controlling cost. The Company expects future periods to generate sufficient revenues from an expanded client base and increase in existing client activity to offset ongoing operating costs and expansion expenses.

For the Quarter Ended June 30, 2002, Compared to the Quarter Ended June 30, 2001

Revenues.  Revenues consist of two components, medical claims automation and managed care repricing. Medical claims automation revenues totaled $1,049,854 and $520,569 for the quarters ended June 30, 2002 and 2001 respectively. Revenues from managed care repricing totaled $74,351 and $76,585 for the quarters ended June 30, 2002 and 2001 respectively. Medical claims automation revenues increased as the result of additional clients. Managed care repricing revenues decreased primarily as the result of decrease in activity of existing clients. Total quarterly revenues of $1,124,205 is up from the quarterly revenue from the same period in 2001 of $597,154 (88.3%).

Cost of Revenues.  Two elements comprise the Cost of Revenues, medical claims automation and managed care repricing. Cost of medical claims automation services totaled $459,603 and $183,698 for the quarters ended June 30, 2002 and 2001 respectively. This increase is the result of additional claims processing due to additional clients. Medical claims automation cost for the second quarter of 2002 were comprised of $422,248 for data entry and $37,355 for imaging. During the same period of 2001, these costs consisted of $154,101 for data entry, $20,546 for imaging $8,192 for mailroom services and $859 in communication expenses. The cost of managed care repricing is comprised of third party network access fees. Third party network access fees for the quarter ended June 30, 2002 and 2001 were zero.

Gross Profit.  Gross profit for the quarter ended June 30, 2002 was $664,602 as compared to $413,456 for the quarter ended June 30, 2001 (up 60.7%). The gross profit margin for the quarter ended June 30, 2002 was 59.1% verses 69.2% for 2001.

Other Expenses.  Selling, general and administrative costs increased to $436,897 for the quarter ended June 30, 2002 compared to $384,183 for the quarter ended June 30, 2001 (up 13.7%). Selling, general and administrative expenses consist primarily of personnel cost and benefits, rent, insurance and professional fees. For the quarter ended June 30, 2002, total personnel cost and benefits were

$301,313 (up 16.8%), total rent costs were $32,701 (down 6.3%), total insurance cost were $7,460 (down 65.7%) and total professional fees were $24,093 (down 58.4%). For the quarter ended June 30, 2001, total personnel cost and benefits were $257,962, total rent cost were $34,902, total insurance cost were $21,745 and total professional fees were $57,878. Personnel cost and benefits increased as a result of additional personnel to support additional clients. Professional fees decreased due to a reduction in legal fees.

Net Income (Loss).  The Company had net income of $178,408 for the quarter ended June 30, 2002 compared to a net loss of $45,336 for the quarter ended June 30, 2001 (an increase of $223,744).

Liquidity and Capital Resources

Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At June 30, 2002, the Company had cash and cash equivalents of $149,266, and working capital of $268,353. The Company has historically operated with a deficit in working capital. This seriously restricts the Company’s ability to obtain outside capital from traditional sources. In the absence of any unanticipated capital needs, the Company believes its cash flow from operations will provide adequate liquidity. If the Company must obtain additional capital there is no assurance it will be able to do so. The Company believes that small amounts of outside capital can be raised through private sale of equity and/or debt.

Research and development to be performed over the next twelve months will attempt to enhance the current software programs used in automating clients by increasing the speed of processing and developing value added services for clients. It is not expected that costs associated with projected research and development efforts will materially effect the financial condition and results of operations of the Company for the 2002 fiscal year.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(15)—Letter on unaudited interim financial information.
(99.1)—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC TRANSMISSION CORPORATION

By:	/s/ TIMOTHY POWELL
Timothy Powell, President, Chief Financial Officer and Director (Principal Executive/Financial Officer)
August 12, 2002

By:	/s/ HARRY K. ALTMAN
Harry K Altman, Secretary
August 12, 2002

By:	/s/ MICHAEL J. LOVELL
Michael J. Lovell, Controller
August 12, 2002

INDEX TO EXHIBITS

Exhibit (15) – Letter on unaudited interim financial information.
Exhibit (99.1) – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.