Form 10QSB
period 2002-09-30
ELECTRONIC TRANSMISSION CORP /DE/
filed 2002-11-15
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002

Commission File No. 22135

ELECTRONIC TRANSMISSION CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	0-22135	75-2578619
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

15400 Knoll Trail Drive Suite 330 Dallas, Texas		75248
(Address of principal executive offices)		(ZIP Code)

(972) 980-0900
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,559,015 shares as of November 11, 2002.

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$157,824
Accounts receivable	359,351
Prepaid assets	36,313

Total current assets	553,488

Property and equipment, net	316,280

Other assets:
Deposits	4,800

$874,568

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$288,739
Current portion of long-term debt	66,888
Current portion, capital lease obligations	16,084
Net liabilities of discontinued operations	47,888

Total current liablilites	419,599

Long-term capital lease obligations	9,516
Long-term debt, less current portion	62,292

Total liabilities	491,407

Commitments and contingencies	—

Stockholders' equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.001 par value, 20,000,000 shares authorized; 16,559,015 shares issued and outstanding	16,560
Additional paid-in-capital	9,889,318
Accumulated deficit	(9,522,717)

Total stockholders' equity	383,161

$874,568

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Service revenues	$987,455	$534,703	$2,934,024	$1,805,944

Cost and Expenses:
Cost of revenues	525,955	181,658	1,304,435	554,136
Selling, general and administrative	502,505	377,294	1,354,461	1,215,647
Stock for services expense	4,000	43,040	43,736	43,040
Depreciation and amortization	30,532	17,366	70,688	52,559

Total cost and expenses	1,062,993	619,358	2,773,320	1,865,382

Income (loss) from operations	(75,538)	(84,655)	160,704	(59,438)

Other income (expense)
Interest expense, net	(6,429)	(7,555)	(20,790)	(20,204)
Other income	—	23,333	11,060	84,642
Legal settlement	—	—	(5,000)	(77,769)

Total other income (expense)	(6,429)	15,778	(14,730)	(13,331)

Net income (loss)	$(81,967)	$(68,877)	$145,974	$(72,769)

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.01	$(0.01)

Weighted average common shares outstanding:	16,542,348	14,835,678	16,010,209	13,524,179

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
Cash flows from operations:
Net income (loss)	$145,974	$(72,769)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Issuance of common stock for services	43,736	43,040
Settlement of litigation expense	—	77,769
Change in net liabilities of discontinued operations	47	(30,879)
Depreciation and amortization	70,688	52,559
Changes in operating assets and liabilities:
Accounts receivable	(111,878)	18,269
Prepaid expenses	53,513	(10,936)
Deposits	—	(3,500)
Accounts payable and accrued expenses	93,840	(48,694)

Net cash provided by operating activities	295,920	24,859

Cash flows from investing activities:
Purchases of furniture and equipment	(175,212)	(81,311)

Net cash used in investing activities	(175,212)	(81,311)

Cash flows from financing activities:
Issuance of common stock for cash	37,000	237,000
Notes payable	(73,242)	(51,581)
Capital lease payable	(45,914)	(42,615)

Net cash provided (used in) by financing activities	(82,156)	142,804

Net increase in cash	38,552	86,352
Cash and cash equivalents, beginning of period	119,272	87,987

Cash and cash equivalents, end of period	$157,824	$174,339

ELECTRONIC TRANSMISSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—GENERAL

The consolidated financial statements included herein for Electronic Transmission Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-KSB dated December 31, 2001.

NOTE 2—CONSOLIDATION

The financial statements include the accounts of the Company and ETC Administrative Services, Inc., a Texas corporation and wholly owned subsidiary. Effective December 31, 1998, the Company discontinued the operations of ETC Administrative Services, Inc. All intercompany accounts and transactions have been eliminated.

NOTE 3—OFFICE FURNITURE AND EQUIPMENT

The following is a summary of office furniture and equipment:

	September 30, 2002	September 30, 2001
Furniture	$102,884	$123,760
Computer & Office Equipment	894,286	828,608
Computer Software	406,012	237,763
Leasehold Improvements	1,678	16,565

	$1,404,860	$1,206,696
Less: accumulated depreciation	(1,088,580)	(1,039,125)

	$316,280	$167,751

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

In August, 2002 Timothy Powell resigned as a director of the Company and in September 2002 he resigned as President. In September 2002 Harry Altman resigned as Secretary of the Corporation. The Company terminated the services of its Controller, Michael Lovell, in October, 2002. In September 2002 the Company installed Friedrich Elliott as President of the Company. Scott A. Stewart, a director of the Company, is currently the Acting Secretary.

Following the change in management described above, the Company began reviewing its current accounting controls to insure proper and timely recording of liabilities, revenue and expenses. The Company has currently recorded certain expenses, a portion of which, were attributable to the prior quarter.

Some of the Company’s significant customers have indicated that they believe the Company failed to accurately process certain of their business. While the possible amount of any claims that result from these customers could be significant, the Company is negotiating to resolve the matters in a manner that would not be materially disruptive to the Company.

NOTE 5—FINANCING ACTIVITIES

On May 23, 2002, the Company authorized an aggregate private offering of $75,000 of its common stock at a price of $0.10 per share. As of November 11, 2002, 370,000 shares have been issued and $37,000 raised through this private offering. Proceeds of the offering are not specifically allocated for particular purposes. There can be no assurance that additional capital will be available to or obtained by the Company.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company.

Results of Operations of the Company

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001.

Revenues.    Revenues consist of two components, medical claims automation and managed care repricing. Medical claims automation revenues totaled $2,757,093 and $1,559,662 for the nine months ended September 30, 2002 and 2001, respectively. Revenues from managed care repricing totaled $176,931 and $246,282 for the nine months ended September 30, 2002 and 2001, respectively. Medical claims automation revenues increased 76.8% as the result of new client additions. Managed care repricing revenues decreased 28.2% primarily as the result of decreased activity of existing clients. The first nine month’s total revenues of $2,934,024 are up from the same period in 2001 of $1,805,944 (62.5%).

Cost of Revenues.    Two elements comprise the Cost of Revenues, medical claims automation and managed care repricing. Costs of medical claims automation services totaled $1,304,435 and $554,136 for the nine months ended September 30, 2002 and 2001, respectively. Cost of medical claims automation increased by $750,299 as a result of increased claims processing volume due to new clients. For the nine months ended September 30, 2002 medical claims automation costs consisted of $1,174,004 for data entry and $130,431 for imaging. For the nine months ended September 30, 2001, these costs were $451,564 for data entry, $82,455 for imaging and $15,649 in other expenses. Third party network access fees made up of $ -0- and $4,468 for the nine months ended September 30, 2002 and 2001, respectively made up the managed care repricing cost of revenues.

Gross Profit.    Gross profit for the nine months ended September 30, 2002 was $1,629,588 as compared to $1,251,808 for the nine months ended September 30, 2001. The gross profit margin for the nine months ended September 30, 2002 was 55.5% versus 69.3% for 2001. Gross profit margin decreased due to the initial cost of converting OCR processing from third party outsourcing vendors to in-house processing to meet the privacy and security requirements of HIPAA.

Other Expenses.    Selling, general and administrative costs increased to $1,354,461 (up 11.4%) for the nine months ended September 30, 2002, compared to $1,215,647 for the nine months ended September 30, 2001. Selling, general and administrative expenses consisted primarily of personnel costs and benefits, rent, insurance and professional fees. For the nine months ended September 30, 2002 total personnel costs and benefits were $907,472(up 16.2%), total rent costs were $102,421 (up 1.3%), total insurance costs were $20,732 (down 65.1%) and total professional fees were $106,790 (down 37.6%). For the nine months ended September 30, 2001, total personnel costs and benefits were $781,226, total rent costs were $101,066, total insurance costs were $59,440 and total professional fees were $171,227. Personnel cost and benefits increased due to additional personnel needed to properly support new clients. Professional fees decreased due to a reduction in legal cost and due to a reclassification of Director’s fees to Stock for services expense out of Selling, general and administrative costs. The overall increase in selling, general and administrative cost for the nine months ended September 30, 2002 is due to expansion from new clients.

Net Income (Loss).    The Company has net income of $145,974 for the nine months ended September 30, 2002 compared with a net loss of $72,769 for the nine months ended September 30, 2001. The improvement in net income is the result of increase in claims processing volume due to new clients and management’s continued monitoring of operations and controlling cost.

For the Quarter Ended September 30, 2002, Compared to the Quarter Ended September 30, 2001

Revenues.    Revenues consist of two components, medical claims automation and managed care repricing. Medical claims automation revenues totaled $936,350 and $475,668 for the quarters ended September 30, 2002 and 2001, respectively. Revenues from managed care repricing totaled $51,105 and $59,035 for the quarters ended September 30, 2002 and 2001, respectively. Medical claims automation revenues increased as the result of additional clients. The increase in claims automation revenues was offset by a $75,850 write off of a client balance whose contract was terminated as of September 30, 2002. This $75,850 write off represented automation fees for the client for the period of April 1, 2002 to September 30, 2002. Managed care repricing revenues decreased primarily as the result of decrease in activity of existing clients. Total quarterly revenues of $987,455 is up from the quarterly revenue from the same period in 2001 of $534,703 (84.7%).

Cost of Revenues.    Two elements comprise the Cost of Revenues, medical claims automation and managed care repricing. Cost of medical claims automation services totaled $525,955 and $181,658 for the quarters ended September 30, 2002 and 2001, respectively. This increase is the result of additional claims processing due to additional clients. Medical claims automation cost for the second quarter of 2002 were comprised of $455,689 for data entry and $70,266 for imaging. During the same period of 2001, these costs consisted of $153,680 for data entry, $24,263 for imaging, and $3,715 in communication expenses.

Gross Profit.    Gross profit for the quarter ended September 30, 2002 was $461,500 as compared to $353,045 for the quarter ended September 30, 2001 (up 30.7%). The gross profit margin for the quarter ended September 30, 2002 was 46.7% verses 66.0% for 2001.

Other Expenses.    Selling, general and administrative costs increased to $502,505 for the quarter ended September 30, 2002 compared to $377,294 for the quarter ended September 30, 2001 (up 33.2%). Selling, general and administrative expenses consist primarily of personnel cost and benefits, rent, insurance and professional fees. For the quarter ended September 30, 2002, total personnel costs and benefits were $331,195 (up 35.9%), total rent costs were $37,020 (up 8.4%), total insurance costs were $3,222 (down 65.9%) and total professional fees were $49,667 (down 10.5%). For the quarter ended September 30, 2001, total personnel cost and benefits were $243,791, total rent cost were $34,166, total insurance costs were $9,451 and total professional fees were $55,468. Personnel cost and benefits increased as a result of additional personnel to support additional clients. Professional fees decreased due to decreased legal expenses and capitalization of contract information technology support for medical claims software.

Net Income (Loss).    The Company had net a net loss of $81,967 for the quarter ended September 30, 2002 compared to a net loss of $68,877 for the quarter ended September 30, 2001 (a decrease of $13,090). This decrease is primarily the result of the write down of a terminated client balance of $75,850 in the quarter ended September 30, 2002.

Liquidity and Capital Resources

Since its inception, the Company has financed liquidity needs for its operations, working capital needs and capital expenditures principally through private placements of equity securities. At September 30, 2002, the Company had cash and cash equivalents of $157,824, and working capital of $133,888. The Company has historically operated with a deficit in working capital. This seriously restricts the Company’s ability to obtain outside capital from traditional sources. In the absence of any unanticipated capital needs, the Company believes its cash flow from operations will provide adequate liquidity. If the Company must obtain additional capital there is no assurance it will be able to do so. The Company believes that small amounts of outside capital can be raised through private sale of equity and/or debt.

Some of the Company’s significant customers have indicated that they believe the Company failed to accurately process certain of their business. While the possible amount of any claims that result from these customers could be significant, the Company is negotiating to resolve the matters in a manner that would not be materially disruptive to the Company, to the extent any resolution reduces revenues or requires the expenditure of funds, such events would further reduce the Company’s liquidity, and such reduction could be material.

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

Item 3.    N/A

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls.

In its review of the registrant’s disclosure controls and procedures, management determined that weaknesses in internal control procedures did exist within the 90 days prior to the filing of this report. Specifically, these weaknesses included the failure to match certain obligations to the period in which related revenues were recognized. Management has since replaced the individuals responsible for design and implementation of such disclosure controls and procedures. Management believes that these weaknesses in internal control procedures have been corrected.

PART II–OTHER INFORMATION

ITEM 1.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(15) – Letter on unaudited interim financial information.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC TRANSMISSION CORPORATION

November 12, 2002	By:	/s/ Friedrich T. Elliott
Friedrich T. Elliott, President, Chief Executive Officer (Principal Executive/Financial Officer)

November 12, 2002	By:	/s/ Scott Stewart
Scott Stewart, Acting Secretary and Director

November 12, 2002	By:	/s/ W. Greg Swinney
W. Greg Swinney, Interim Controller

CERTIFICATIONS*

I, Friedrich T. Elliott, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Electronic Transmission Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ Friedrich T. Elliott
Signature: Friedrich T. Elliott President and Chief Executive Officer

CERTIFICATIONS*

I, Scott Stewart, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Electronic Transmission Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ Scott Stewart
Signature: Scott Stewart Secretary

INDEX TO EXHIBITS

Exhibit (15) – Letter on unaudited interim financial information.