Form 10KSB
period 2002-12-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 2003-04-15
CIK 1017586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission File No. 22135

ELECTRONIC TRANSMISSION CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware	75-2578619
(State or other jurisdiction incorporation)	(IRS Employer Identification No.

15400 Knoll Trail Drive, Suite 330,	75248
Dallas, Texas	(ZIP Code)

(972) 980-0900

(Issuer’s telephone number)

(Former name, former address and former fiscal year if changed from last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

State the issuer’s revenues for its most recent fiscal year ended on December 31, 2002: $3,904,379

State the number of shares outstanding of the issuers common equity as of April 9, 2003: 16,249,972

State the aggregate market value of the voting common and non-voting common equity held by non-affiliates of the issuer, computed by reference to the average bid and asked prices of such common stock on April 9, 2003, was $0.035 and $0.04 respectively. The aggregate bid price was $568,749. The aggregate ask price was $649,999.

Documents Incorporated By Reference—None

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT—NO

Forward-Looking Statements.

Electronic Transmission Corporation (the “Company” ). Certain statements in this Form 10-KSB are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risk and uncertainties. All statements regarding the Company’s expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” and other similar expressions are forward-looking statements. Such forward-looking statement are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including without limitation, those discussed below.

Factors which may cause the Company’s actual results in future periods to differ materially from forecast results include, but are not limited to:

The Company’s inability to access capital markets given the Company’s size and current financial condition.

The Company’s senior management may be required to dedicate an excessive amount of time and effort dealing with the Company’s financial condition and litigation with less time focusing directly on the operations of its business.

Liabilities and other claims asserted against the Company.

The loss of any significant customer, including but not limited to the Wal-Mart contract and/or the GE Group Administrators contract.

The Company’s ability to generate sufficient cash from operations to meet its obligations.

The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

Organization

Electronic Transmission Corporation became a Delaware corporation in 1997 and is the successor to Solo Petroleum Ltd., a Canadian corporation incorporated in 1986, and was inactive during 1992-1995.

All references to the Company in this Annual Report on Form 10-KSB include the Company’s predecessors, unless otherwise indicated.

General

The Company provides automation services of health care claims for (1) self-insured companies that administer their own health care plans and pay their own medical claims and (2) TPAs and PPOs that administer health care plans and pay medical claims for self-insured companies. The Company has internally developed a suite of proprietary health care data processing services and continuously improves their effectiveness as the claims processing industry evolves. In addition, the Company is working to make this suite of services both scalable and cross-functional.

Company Business

The Company’s principal business areas in 2002 included:

Claims Capture—The Company provides several methods to capture both electronic and paper claims. Specifically, The Company can:

(i)	Provide the client with scanning equipment and a computer system and assist the client in developing mailroom processes and training their personnel on the use of the equipment.

(ii)	Receive the paper claims via courier or express mail and perform the scanning functions using our personnel and equipment.

(iii)	Receive claims electronically from clearinghouses on behalf of our clients.

(iv)	Receive files in client-specific formats via file transfer protocol.

Document Management—Every document is imprinted with a unique document identification number that is used in archival and retrieval. Images are routinely archived and claim and document images are available for retrieval via a secure web server and browser interface that offers a critical field search capability.

Data Extraction—The Company has developed an OCR application based on a commercial OCR engine that provides highly accurate character recognition and data extraction of HCFA-1500 claims. The alignment method used is extremely robust and can be extended to other types of claims or be customized for the client’s needs. Data is then compared to standard industry data sources and client databases for validation and automated correction.

Edit & Audit—The Company performs all data entry, editing, and audit functions with in-house staff. Two proprietary applications are used to support these processes, depending on work flow requirements. In addition to entering missing or incorrect data, the staff performs a variety of client-specific data edits and audits.

Electronic Data Interchange (EDI)—The company’s proprietary software captures electronic claim data from clearinghouses for its customers and is compatible with the new HIPAA data security standards going into effect in 2003. Once captured, the claims are merged with the flow of paper claims for subsequent processing.

Automated Claims Repricing System (ACRS)—A significant value-added service The Company provides to its clients is automated claims repricing. The Company’s System is a sophisticated set of tools for managing the process of repricing medical claims to the discounted schedules of managed care networks. The system is a blend of automated procedures and skilled manual intervention which offers maximum flexibility with minimal effort. The result of over twelve years of practical experience, The Company’s ACRS core calculation engine can be customized to address even the most complicated network repricing methodology.

ACRS accomplishes this by first separating the repricing calculations by the type of medical claim form being processed, currently the HCFA1500 and its derivatives for physician and ancillary facilities and the UB92 for hospitals and in-patient facilities. Each type of form captures the key data elements of that form, ensuring that the information necessary for the claim adjudication and tracking systems used by The Company’s clients will have the information necessary for their individual system’s optimum operation.

Both claim types utilize the same basic methodology. Provider information from the claim is matched against network data and client-specific matching rules such as location of the provider, employee eligibility and a combination of provider tax ID, name and/or address to determine in-network or non-participation status of the providers and, in the case of multiple network relationships, which network to use a hierarchy of choices. Once a claim is determined to be in-network, additional edit checks for contract validity are performed based on the dates of service reported on the claim. These dates are used not only to determine whether or not a claim should be repriced, but also which set of contract terms should be applied to the claim.

ACRS supports not only standardized repricing calculations but also can have customized calculations incorporated into the process for complex and non-standard network agreements. The standard calculations for physician claims includes: CPT/HCPCS code-based fee schedule pricing, including modifiers and default discounts for non-listed codes; global percentage discounts by specific repricing category; and even tiered repricing requiring trained personnel review. Automated hospital claim calculations include percentage and standard per diem contracts; specific calculations for DRG-based or multi-tiered stop losses can be included, also checked by skilled repricing personnel.

Business Strategies

Leverage Current Relationships—Although the Company has a small customer base, the customers are prestigious. Wal-Mart and GE Group Administrators are its largest customers. Management believes that sustained stable operational performance for existing clients will lead to further business opportunities with companies to whom they would refer the Company. Since the Company has achieved breakeven at its current level of business, management believes that the Company is poised for extremely fast profitability growth by simply adding new clients. Hence, an important objective in the Company’s growth strategy is a more aggressive marketing and sales program. The Company’s sales strategy is to: (i) upgrade the service menu used by existing clients, (ii) pursue referrals from existing clients and (iii) develop strategic alliances and cross-selling relationships with other organizations that provide services to the health administration industry.

Expand Services—The Company has developed a Web based claim and document archival/retrieval module that allows a client’s customer service personnel instant access to their customer’s claims processing information. This module could be of use to all the Company’s clients.

Provide New Document Management Services—Management estimates that the large self insured and self administered plans have indirect claims processing information needs that are as significant as their direct claims processing needs. Once the Company completes the upgrade of its health care claims information technology systems, it intends to begin offering to assist its large clients in managing their indirect claims information processing.

Customers

The Company markets its processing services primarily to self-insured companies, TPAs and other provider networks or other cost containment companies. Wal-Mart and GE Group Administrators accounted for 37% and 31%, respectively, of total revenues in 2002.

Competition

The administrative sector of the health care industry is intensely competitive and is characterized by companies that provide both electronic automation and paper processing solutions. Many participants compete with the Company’s electronic claims processing and repricing services. Some of competitors (1) are Internet enabled business-to-business companies, software or hardware manufacturers with strategic alliances with sales and consulting groups, (2) have greater financial and technical resources and (3) have longer operating histories than the Company.

The managed health care industry has and will continue to experience significant changes brought on by rising health care costs. These changes have and will in turn lead to industry consolidation. Consequently, the Company will be required to respond not only to industry changes, but also to ever larger competitors. Finally, the Company must compete with new technologies introduced in response to industry changes as well as changes in regulatory, economic and political factors.

Management believes that the Company’s specialized knowledge and expertise allows it to offer an unparalleled advantage (1) to customers’ claims automation and (2) repricing services at a competitive price.

Intellectual Property, Proprietary Rights, and Licenses

The Company regards certain features of its products and services as proprietary and relies on a combination of contract, copyright, trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally obtains nondisclosure agreements from its employees and clients and limits access to and distribution of its software, documentation, and other proprietary information. The Company believes that trade secret and copyright protection are less significant than factors such as the knowledge, ability, and experience of the Company’s employees and the timeliness and quality of the services they provide. The Company has aggressively pursued suspected infringement of its proprietary rights.

Regulatory Matters

The Company is not subject to any direct federal or state government regulation because of the nature of its business other than compliance with the Health Insurance Portability and Accountability Act (HIPAA). There can be no assurance that federal or state authorities will not in the future impose restrictions on its activities that might adversely effect the Company’s business. The Company believes that no impending regulations such as those that will be promulgated under HIPAA will adversely effect operations or the ability to serve customers in the future.

Employees

As of March 31, 2003, the Company had 36 full-time employees and 20 part-time employees. None of the Company’s employees is represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company owns no real property. The Company’s principal executive office is located in a leased office facility in Dallas, Texas, which is adequate for the Company’s needs. The lease for the Company’s offices expires November 30, 2006 and provides for monthly rental payments of $10,250 through November 30, 2003 and $ 12,300 for the period December 1, 2003 through November 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

As disclosed in the Company’s Form 10-KSB for 2001, the Company settled litigation filed by the Company against Robert Fortier, its former CEO, President and a director, (Civil File No. 96-184499-00 in the 96th Judicial District Court of Tarrant County, Texas) and a related suit brought by that same person against the Company and its then directors (Civil File No. 00-7127 in the 95th District Court of Dallas County, Texas).

A&G Financial Services, Inc.(“A&G”) filed suit against the Company on June 14, 2001 (Civil File No. 01-4930 in the 103rd District Court of Dallas County, Texas). The Company has filed a cross-action against A&G and a third party claim against Norman Payson and Robert Fortier. The Action arises from the Company’s sale of HPI to A&G. A&G alleges that there were material misrepresentations of assets and liabilities with regard to HPI. The Company denies the allegations and is seeking the $120,000 balance of the purchase price owed from A&G.

As disclosed in the Company’s Form 10-KSB for 2001, the Company settled a suit brought by Munger Investments (Civil File No. 01-03424-D in the Dallas County Court at Law No. 4).

In February 2003, the Company filed a suit against Timothy P. Powell, the Company’s former President and a director and others (Civil No. DV-02-12049-L in the 193rd Judicial District Court of Dallas County, Texas, styled as Electronic Transmission Corporation, Inc. v. Timothy P. Powell, Scott H. Vu and Data Perfection Incorporated d/b/a Data Perfection Inc.). The Company is seeking injunctive relief and damages based on claims that the defendants breached fiduciary duties, misappropriated trade secrets and engaged in a civil conspiracy in connection with obtaining and misusing the Company’s proprietary trade secret information to compete unfairly. Defendants have denied the Company’s claims, and Defendant, Data Perfection counterclaimed, seeking damages alleging that the Company has breached its agreement, committed civil theft by improperly using, without payment, certain computer code allegedly owned by Data Perfection and seeking a declaratory judgment that certain image viewing software and code used by the Company is owned by Data Perfection. The Company has denied these claims and intends to contest Defendants’ counterclaims.

Also in February, 2003 the Company filed a civil action to appeal the payday law decision of the Texas Workforce Commission that awarded unpaid wages to Timothy P. Powell, the former President and a director of the Company (Civil File No. 219-00550-03, filed in the 219th Judicial District Court of Collin County, Texas).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock began trading on The OTC Bulletin Board on April 4, 1997 under the symbol “ETSM”. The following table sets forth the high and low bid information, obtained daily from PCQuote.com, for the Common Stock as reported on The OTC Bulletin Board. The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
January 1,—March 31, 2001	$0.38	$0.10
April 1, —June 30, 2001	$0.45	$0.15
July 1,—September 30, 2001	$0.30	$0.16
October 1—December 31, 2001	$0.25	$0.10
January 1, —March 29, 2002	$0.41	$0.05
April 1—June 30, 2002	$0.25	$0.08
July 1—September 30, 2002	$0.17	$0.11
October 1—December 31, 2002	$0.15	$0.07
January 1—March 31, 2003	$0.07	$0.03

Holders: As of April 9, 2003, there were approximately 402 holders of record for the Common Stock.

Recent Financings

In May of 2001 the Company offered and sold 2,500,000 shares of Common Stock to twenty one accredited investors for $250,000.

During 2001, the Company issued 255,925 shares of Common Stock to the directors of the Company in consideration of the services rendered as Directors.

During 2002, the Company issued 370,000 shares of Common Stock to four accredited investors for $37,000.

During 2002, the Company issued 359,912 shares of Common Stock to employees and/or directors in consideration of services rendered.

During 2002, the Company issued 400,000 shares as partial payment in a legal settlement with Adaptive Imaging Solutions.

In each instance described above the Company relied on exemption from the Securities Act of 1933 as provided by Regulation D, Rule 506 and Section 4(2). No public solicitation of investors was made and the Company believes that all purchasers are either accredited investors or sophisticated investors.

Dividend Policy

The Company has not previously paid any cash dividends on its Common Stock and does not anticipate or contemplate paying dividends on the Common Stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULT OF OPERATIONS.

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

CRITICAL ACCOUNTING POLICIES

The Company has prepared its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates. In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, the Company has identified the most critical accounting policies upon which the financial statements are based on as follows:

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. Management has established an allowance for bad debts to cover management’s estimate of uncollectible accounts. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Deferred Taxes

For U.S. federal income tax purposes, at December 31, 2002, the Company had a net operating loss carryforward of $6,927,000 which begins to expire in 2010. Due to the uncertainty of our ability to utilize this deferred tax asset, the Company has provided a valuation allowance of $2,355,000 against its U.S. deferred tax asset. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the net operating loss carryforward will be recognized.

Revenue and Expense Recognition

The Company recognizes revenue when services are performed. Expenses are recognized in the period in which incurred.

Stock-Based Compensation

Stock-based compensation is determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost for options issued to employees under APB Opinion No. 25. Options issued to non-employees are measured in accordance with SFAS No. 123.

Results of Operations of the Company

Year Ended December 31, 2002 Compared to December 31, 2001

Revenues. Revenues were $3,904,379 and $2,419,479 for the fiscal years ended

December 31, 2002 and 2001, respectively. The increase in revenues is due primarily to the addition of the GE Group Administrators contract added in December 2001 as well as other smaller contracts.

For the fiscal year ended December 31, 2002, fees paid by Wal-Mart and GE for automation and repricing services were approximately 37% and 31%, respectively, of total revenues. In fiscal 2001, Wal-Mart accounted for 57% of total revenues.

Cost of Revenues. Cost of revenues totaled $1,954,493 and $908,366 for the fiscal years ended December 31, 2002 and 2001, respectively. The increase in cost of revenues is primarily due to the addition of staff to handle the volume of business brought on by GE in 2002.

Gross Profit. Gross profit for fiscal 2002 was $1,949,886 as compared to $1,511,113 for fiscal 2001. The gross profit margin for fiscal 2002 was 49.9% verses 62.5% for fiscal 2001. Gross profit increased primarily due to the addition of the GE contract in December of 2001 as well as to the addition of other smaller contracts. The decrease in gross profit margin reflects the fact that there was a higher level of automation in the Wal-Mart contract in comparison to the GE contract that made revenue generation less labor intensive in the prior period. 2002 was the first full year of processing for the GE contract, and the Company is in the process of improving its OCR capabilities and claims processing software in an effort to reverse this trend.

Other Expenses. Sales, general and administrative costs increased to $1,644,286 for the fiscal year ended December 31, 2002, compared to $1,367,797 for the fiscal year ended December 31, 2001. The increase in sales, general and administrative cost for the period ended December 31, 2002 is due to increases in variable costs associated with the increase in personnel required due to the large volume increase connected with the GE Administrative Services contract. During the fiscal years ended December 31, 2002 and 2001, the Company issued 359,912 shares of Common Stock for services for a total expense of $42,487 and 393,925 shares of Common Stock for services for a total expense of $130,736, respectively. The decrease in expense is due primarily to a one time large block of shares issued as compensation to employees and higher stock prices in 2001.

Sales, general and administrative expenses consisted primarily of personnel costs and benefits, rent, insurance, and professional fees. For the fiscal year ended December 31, 2002 personnel costs and benefits were $1,043,167, rents were $138,745, insurance costs were $25,347, professional fees were $124,306 and other costs were $312,720. For the fiscal year ended December 31, 2001 personnel costs and benefit were $849,173, rent cost was $113,440, insurance costs were $66,176, professional fees were $159,212 and other costs were $179,796. Professional fees were incurred due to year-end audit, legal matters, human resource and computer consulting. Personal costs increased primarily due to organizational restructure in late 2001 that moved some higher paid employees to personnel costs and out of costs of revenues based on job descriptions. Insurance costs decreased due to a management decision to terminate the Company’s D&O policy due to market conditions brought on by documented corporate scandals in the U.S. in 2002 that made the coverage costs exceed the benefit to the Company. Professional fees decreased due to a decrease in legal fees associated with the dismissal of the Company’s former CEO in 2001.

Net interest expense increased to $28,601 for the fiscal year ended December 31, 2002 compared to $26,480 for the fiscal year ended December 31, 2001.

Net Income(Loss). The Company reported net income of $139,712 for the fiscal year ended December 31, 2002 as compared to a net loss of $112,458 for the year ended December 31, 2001 or $.01 and ($.01) basic earnings (loss) per share for 2002 and 2001, respectively. The significant improvement in reversing the net loss to net income is primarily the result of the addition of the GE contract in December of 2001. In addition, it is the result of management’s continued improvement in operating efficiency and controlling costs.

Liquidity and Capital Resources.

Since inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. Cash and cash equivalents at December 31, 2002 were $233,395.

The Company has sustained continued net operating losses for several years through 2001. In 2002, the Company had net income of $139,712 and an increase in cash of $114,123. The Company’s continued existence depends upon the success of management’s efforts to continue to produce cash from operations and increase its customer base.

In March 2003, the Company had 11 clients including self-insured companies and medical provider networks. The Company expended considerable effort and resources, to develop its current work flow process. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may obtain from time to time. During 2002, the Company reviewed its cost structure and made significant reductions in the fixed and variable cost portions of its infrastructure. The Company intends to increase revenues by expanding both its customer base and its service. Additionally, the Company continues to enhance its productivity through software improvements. In addition, in the first quarter of 2003, the Company began actively seeking potential strategic partners and/or potential parties desiring a controlling interest in the Company. The Company believes the economies of scale created by finding a strategic partner, the infusion of capital from an acquiring party, and the net proceeds of working capital from operations will satisfy its cash requirements for the next twelve months.

ITEM 7. FINANCIAL STATEMENTS.

The financial information required by this Item is found beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the names and ages of the directors and executive officers of the Company on December 31, 2002:

Name	Age	Position
Friedrich T. Elliott	46	President
Ken Andrew	51	Director
Scott Stewart	48	Director

Friedrich T. Elliott is President and Chief Executive Officer of the Company. Mr. Elliott began his career working for such large leading technology companies as LTV and Texas Instruments. He then focused his talents on more entrepreneurial ventures serving as an engineer, VP of Technology and Chief Information Officer in several start-up and turnaround companies as well as founding and leading his own consulting firm. He holds a BS in Physics from Tulsa University, a Masters in Physics from the University of Rochester and an MBA from Southern Methodist University.

Scott Stewart has served as Director since May of 1999. Mr. Stewart has served as interim President of the Company from June through August of 1999 and as the Company’s legal counsel. Mr. Stewart has been a partner in the law firm of Horsley and Stewart for twenty years and is graduate of the Southern Methodist University Law School.

Ken Andrew has served on the Board since August of 1999 and since 1998 has provided investment banking counseling to the Company. Mr. Andrew has been an independent stockbroker in Fort Worth, Texas since 1978.

Director Compensation, Meetings and Committees of the Board of Directors

The Company currently compensates outside directors at the rate of $6,000 per quarter, either in cash or in stock. Out of pocket expenses are reimbursed by the Company. Each director currently holds office until the next annual meeting of stockholders and until a successor has been elected and qualified or until his earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act, as amended (the “Exchange Act”), requires directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities (“10% holders”), to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company or written representations from directors and executive officers during the year ended December 31, 2002, Scott Stewart did not file a Form 3 or 4 as follows: Once in 2000 regarding one transaction, four instances in 2001 regarding five transactions, and once in 2002 regarding one transaction. Friedrich Elliott did not file a Form 3 once in 2002 upon appointment as an officer of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities to the listed current and former executive officers of the Company. No other executive officer of the Company, or any predecessor entity, received salary and bonus compensation in excess of $100,000 in the referenced years, nor did any executive officer receive perquisites or other personal benefits exceeding either $50,000 of 10% of their total annual salary for the referenced periods.

SUMMARY COMPENSATION TABLE

Name/Title	Year	Annual Compensation Salary/Bonus		Restricted Stock Awards	Securities Underlying Options/SARs	Other
Friedrich T. Elliott, President (3)	2002		$38,500	-0-	-0-	-0-
Timothy P. Powell, President (1)(2)(3)	2002 2001 2000	$ $ $	103,715 131,730 120,000	-0- -0- -0-	-0- 1,000,000 -0-	-0- -0- -0-

(1)	Mr. Powell has deferred $6,270 of salary related to 1999.

(2)	500,000 of the options owned by Mr. Powell did not vest and were therefore cancelled upon his resignation from the Company. The Company believes that all vested options of Mr. Powell were also cancelled upon his resignation. See information in legal proceedings for additional information with regard to Mr. Powell.

(3)	Mr. Powell resigned from the Company in September 2002. He was replaced by Mr. Elliott.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

	Number of Securities Underlying Options/ SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal 2002	Exercise of Base Price ($/Sh)	Expiration Date
none	none	none	none	n/a

AGGREGATED FISCAL YEAR-END OPTION VALUES

NUMBER OF SECURITIES UNDERLYING

Name/Title	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End ($) Exercisable/Unexercisable
Timothy Powell, President	-0-	-0-	1,175,000	$-0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides certain information based on the outstanding securities of the Company as of April 9, 2003 with respect to each director, each beneficial owner of more than 5% of the Company’s Common Stock and all corporate officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Outstanding Common Stock
Timothy P. Powell	942,826	5.8
Scott Stewart (1)	1,930,991	11.9
4555 W. Lovers Lane Dallas, Texas 75209
Ken Andrew (1)	1,582,161	9.7
6124 Trail Lake Fort Worth, Texas 76133
John J. Bassett	1,653,113	10.2
1010 Lamar, Suite 510 Houston, Texas 77002
Dave Hannah	2,614,686	16.1
2079 W. Grayson Rd. Modesto, California 95358
All executive officers and Directors as a group	3,513,152	21.6

(1)	Director of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

On February 28, 2002, Ken Andrew, on behalf of himself, Timothy P. Powell, Scott Stewart and John J. Basset, each then a member of the Board of Directors of the Company, and the Company executed a Compromise Settlement Agreement with Robert Fortier to resolve litigation and claims between the parties describe under Item 3 Legal Proceedings. Mr. Fortier was paid $15,000 in cash, twenty-five percent of which came from each individual, and each individual received an equal portion of the

3,403,306 shares of Company common stock transferred by Mr. Fortier.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Financial Statements and Exhibits Page

1.	Financial Statements. The following financial statements are submitted as part of this report:

2.	Exhibits

Exhibit Number		Description of Exhibits

2.1	*	Agreement on Plan of reorganization, dated January 31, 1999 (incorporated by reference from Exhibit 2 to the Company’s Form 8-K, dated February 10, 1997).

2.2	*	Disposition of Asset—Purchase Agreement, dated August 12, 1999 (incorporated by reference from Exhibit 2 to the Company’s Form 8-K, dated August 27, 1999).

2.3	*	Disposition of Asset—Security Agreement, dated August 12, 1999 (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K, dated August 27, 1999).

2.4	*	Disposition of Asset—Guaranty Agreement, dated August 12, 1999 (incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K, dated August 27, 1999).

3.1	*	Articles of Incorporation of the Company, dated September 5, 1986 (incorporated by reference from an Exhibit to the Company’s Registration Statement on Form S-4, dated January 7, 1997).

3.2	*	Amendment to the Articles of Incorporation of the Company, dated March 26, 1996 (incorporated by reference from an exhibit to the Company’s Registration Statement on Form S-4, dated January 7, 1997).

3.3	*	Bylaws of the Company, as amended April 20, 2001 (incorporated by reference from an Exhibit on Form 10-KSB filed March 28, 2002).

21.		Subsidiary of Registrant—ETC Administrative Services, Inc., a Texas Corporation.

*	Previously Filed

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 10, 2003.

ELECTRONIC TRANSMISSION CORPORATION

By:	/s/ Friedrich T. Elliott
Friedrich T. Elliott, President, Chief Executive Officer

/s/ Scott Stewart
Secretary and Director

/s/ Ken Andrew
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Friedrich T. Elliott
Friedrich T. Elliott, President, Chief Executive Officer

/s/ Scott Stewart
Secretary and Director

/s/ Ken Andrew
Director

CERTIFICATION

I, Friedrich T. Elliott, certify that:

1. I have reviewed this annual report on Form 10-KSB of Electronic Transmission Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

/s/ Friedrich T. Elliott

Friedrich T. Elliott

President and Chief Executive Officer

CERTIFICATION

I, William G. Swinney, certify that:

1. I have reviewed this annual report on Form 10-KSB of Electronic Transmission Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

/s/ William G. Swinney

William G. Swinney

Interim Controller

ELECTRONIC TRANSMISSION CORPORATION

AND SUBSIDIARY

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Electronic Transmission Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of Electronic Transmission Corporation and Subsidiary, a Delaware corporation, as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Transmission Corporation and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company experienced significant operating losses for several years through 2001 and a significant portion of the Company’s revenues are from two customers. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Whitley Penn

Dallas, Texas

March 5, 2003

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$233,395	$119,272
Accounts receivable, net of allowance for doubtful accounts of $30,202 and $10,202, respectively	274,841	247,473
Prepaid expenses	15,377	89,826

Total current assets	523,613	456,571

Property and equipment, net	298,869	211,756

Deposits	4,800	4,800

	$827,282	$673,127

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$297,490	$194,899
Current portion of long-term debt	77,680	93,235
Capital lease obligations	11,812	65,048
Net liabilities of discontinued operations	47,888	47,841

Total current liabilities	434,870	401,023

Long-term capital lease obligations	8,404	6,466
Long-term debt	43,358	109,187

Total liabilities	486,632	516,676

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 20,000,000 shares authorized; 16,249,972 and 15,454,103 shares issued and outstanding, respectively	16,250	15,454
Common stock to be issued	334	—
Additional paid-in-capital	9,857,044	9,813,687
Accumulated deficit	(9,532,978)	(9,672,690)

Total stockholders’ equity	340,650	156,451

	$827,282	$673,127

See accompanying notes to consolidated financial statements.

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002 and 2001

	2002	2001
Revenues	$3,904,379	$2,419,479
Costs and expenses:
Costs of revenues	1,954,493	908,366
Selling, general and administrative	1,644,285	1,367,797
Common stock issued for services rendered	42,487	130,736
Depreciation and amortization	100,861	70,774

Total costs and expenses	3,742,126	2,477,673

Income (loss) from operations	162,253	(58,194)

Other income (expense):
Interest expense	(28,601)	(26,480)
Other income	11,060	62,105
Legal settlements	(5,000)	(89,889)

Total other income (expense)	(22,541)	(54,264)

Net income (loss)	$139,712	$(112,458)

Basic income (loss) per common share	$0.01	$(0.01)

Weighted average shares outstanding	15,094,632	13,543,128

See accompanying notes to consolidated financial statements.

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2002 and 2001

	Common Stock		Common Stock to be Issued	Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2000	11,349,678	$11,350	$—	$9,219,391	$(9,560,232)	$(329,491)
Issuance of shares for cash	2,500,000	2,500	—	247,500	—	250,000
Conversion of debt	1,210,500	1,210	—	119,839	—	121,049
Issuance of shares for services	265,925	266	—	42,030	—	42,296
Issuance of shares to employees for services	128,000	128	—	88,312	—	88,440
Revalution of options to nonemployees	—	—	—	96,615	—	96,615
Net loss	—	—	—	—	(112,458)	(112,458)

Balance at December 31, 2001	15,454,103	15,454	—	9,813,687	(9,672,690)	156,451
Issuance of shares for cash	370,000	370	—	36,630	—	37,000
Shares issued as escrow for account payable	400,000	400	—	(400)	—	—
Issuance of shares for services	275,000	275	—	27,475	—	27,750
Issuance of shares to employees for services	84,912	85	—	14,652	—	14,737
Correction of prior year expenses	—	—	—	(35,000)	—	(35,000)
Adjustment for shares not yet issued	(334,043)	(334)	334	—	—	—
Net income	—	—	—	—	139,712	139,712

Balance at December 31, 2002	16,249,972	$16,250	$334	$9,857,044	$(9,532,978)	$340,650

See accompanying notes to consolidated financial statements.

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002 and 2001

	2002	2001
Cash flows from operating activities:

Net income (loss)	$139,712	$(112,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Issuance of common stock and options for services	7,487	227,351
Change in net liabilities of discontinued operations	47	(30,879)
Loss on disposal of asset	—	2,971
Depreciation	100,861	70,774
Changes in operating assets and liabilities:
Accounts receivable	(27,368)	13,537
Prepaid expenses	74,449	(34,871)
Deposits	—	1,949
Accounts payable and accrued expenses	102,591	(84,995)

Net cash provided by operating activities	397,779	53,379

Cash flows from investing activities:
Purchases of property and equipment	(187,974)	(140,846)

Cash flows from financing activities:
Payments on long-term debt	(81,384)	(69,754)
Additions to capital leases	17,805	—
Payments on capital leases	(69,103)	(61,494)
Issuance of common stock for cash	37,000	250,000

Net cash provided by (used in) financing activities	(95,682)	118,752

Net increase in cash and cash equivalents	114,123	31,285
Cash and equivalents, beginning of period	119,272	87,987

Cash and equivalents, end of period	$233,395	$119,272

See accompanying notes to consolidated financial statements.

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

A. Nature of Business

Electronic Transmission Corporation (the “Company”), a Delaware corporation, provides services to self-insured companies, third party administrators that pay claims for self-insured companies and other medical provider networks or cost containment companies providing services to self-insured companies. The Company’s automation capabilities encompass the entire workflow process involved in processing and paying healthcare claims. Revenues are derived primarily from commerce within the United States. The Company’s corporate offices are located in Dallas, Texas.

B. Accounting Policies

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ETC Administrative Services, Inc., a Texas corporation, which discontinued operations effective December 31, 1998. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers any short-term cash investments with an original maturity of three months or less to be a cash equivalent.

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

B. Accounting Policies—continued

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. Management has established an allowance for bad debts to cover the Company’s estimate of uncollectible accounts. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Property and Equipment

Certain claims processing and imaging equipment are furnished to customers for off-site use at the customer’s facility. This equipment is recorded at its adjusted cost basis as computer and office equipment on the accompanying consolidated balance sheets.

Property and equipment are stated at cost. Cost of property renewals and betterments are capitalized; cost of property maintenance and repairs are charged against operations as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets as follows:

Computer and office equipment	3-7 years
Furniture and fixtures	4 years
Leasehold improvements	5 years
Computer software	3 years

Income Taxes

Deferred income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Revenue and Expense Recognition

The Company recognizes revenue when services are performed. Expenses are recognized in the period in which incurred.

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

B. Accounting Policies—continued

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 2002 and 2001, dilutive earnings (loss) per common share is not presented since common stock equivalents would have had an anti-dilutive effect.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since they bear market rates of interest. None of these instruments are held for trading purposes.

Stock-Based Compensation

Stock-based compensation is determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost for options issued to employees under APB Opinion No. 25. Options issued to non-employees are measured in accordance with SFAS No. 123.

C. Going Concern and Continued Operations

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or liabilities, which may result from the inability of the Company to continue as a going concern. The Company has sustained continued net operating losses for several years through 2001. In 2002, the Company had net income of $139,712 and an increase in cash of $114,123. The Company’s continued existence depends upon the success of management’s efforts to continue to produce cash from operations and increase its customer base.

The Company expended considerable effort and resources to develop its current work

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

C. Going Concern and Continued Operations—continued

flow process. While expensive and time consuming, these activities serve as the basis on which the business of the Company will operate. As the Company expands its customer base, additional computer equipment and personnel will be required and added. Such expansion will be funded by the revenues derived from operations and other funding sources that the Company may obtain from time to time. During 2002, the Company reviewed its cost structure and implemented significant reductions in the fixed and variable cost portions of its infrastructure. The Company intends to increase revenues by expanding both its customer base and its service. Additionally, the Company continues to enhance its productivity through software improvements.

D. Property and Equipment

The following is a summary of property and equipment:

	December 31,
	2002	2001
Furniture and fixtures	$105,215	$102,885
Computer and office equipment	904,177	828,595
Computer software	406,552	296,490
Leasehold improvements	1,678	1,678
Less accumulated depreciation	(1,118,753)	(1,017,892)

	$298,869	$211,756

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

E. Long-Term Debt

The following is a summary of long-term debt:

	December 31,
	2002	2001
Note payable to a corporation, discounted at 7.5%, principal and interest payments of $5,000 due monthly, unamortized discount of $8,092 and $20,436, respectively.	$96,908	$149,564

Note payable to a stockholder, with common stock granted in lieu of interest, payable monthly in installments of $10,000	16,000	—

Note payable to the Company’s former President, discounted at 10%, payable monthly in installments of $4,000, unamortized discount of $103 and $3,142, respectively.	8,130	52,858

	121,038	202,422

Less current maturities	(77,680)	(93,235)

	$43,358	$109,187

The maturities of long-term debt at December 31, 2002 are as follows:

2003	$77,680
2004	43,358

$121,038

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

F. Lease Obligations

The Company, as lessee, has entered into various non-cancelable leases for service equipment, vehicles, and office facilities. Future minimum lease payments under non-cancelable leases at December 31, 2002 are as follows:

For the Years Ending December 31,	Capital Leases	Operating Leases
2003	$16,303	$132,000
2004	8,892	154,227
2005	2,773	152,614
2006	—	139,478

Total minimum lease payments	27,968	$578,319

Less amount representing interest	(7,752)

Present value of minimum lease payments	20,216
Less current portion	(11,812)

Long-term capital lease obligation	$8,404

Rent expense during the years ended December 31, 2002 and 2001 for operating leases was $138,745 and $113,440, respectively, and is included in operating expenses.

The cost of assets subject to capital leases included in furniture and equipment is as follows:

	December 31,
	2002	2001
Furniture and equipment	$283,674	$265,868

Less accumulated depreciation	(255,276)	(242,283)

	$28,398	$23,585

Effective October 1, 1998, the Company executed a thirty-six (36) month equipment lease (the “Lease Agreement”) that consolidated all existing lease obligations with Ironwood Leasing, Ltd. (“Ironwood”). The stated terms of the Lease Agreement called for payments of $5,000 per month. Also on October 1, 1998 the Company amended a stock option agreement with Ironwood which, as amended, granted Ironwood the right to purchase 200,000 shares of Common Stock at $1.00 per share. Dennis Barnes, a principal of Ironwood, had been a director of the Company. On January 12, 2000 Ironwood demanded payment for unpaid lease payments, which at the time amounted to $150,000. The Company believed the terms of the Lease Agreement to be usurious and negotiated to resolve the matter.

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

F. Lease Obligations—continued

On May 23, 2001, the Company executed a Settlement Agreement (“Settlement”) with Ironwood to resolve the matter. The Settlement called for the Company to pay $93,000 to Ironwood: $16,000 upon execution of the Settlement and $5,000 per month for fifteen months and a final payment of $2,000. After recording the discounted payable to Ironwood, the Company recorded a gain of approximately $13,700 on the transaction. The Settlement also called for repricing of the stock options to $.45 per share. The lease agreement was fully paid in 2002.

G. Income Taxes

The Company has net operating loss carryforwards of approximately $6,927,000 that are available to offset any future income tax liability. The net operating loss carryforwards expire as follows:

For the Years Ending December 31,	Expiring
2010	$740,000
2011	2,006,000
2012	1,396,000
2013	1,114,000
2014	1,080,000
2015	473,000
2016	118,000

$6,927,000

Deferred income taxes result from the book versus tax accounting difference for items such as net operating loss carryforwards, accrued payroll and stock option-based compensation. The Company has deferred tax assets amounting to approximately $2,355,000 at December 31, 2002 related to net operating loss carryforwards. The realization of the benefits from these deferred tax assets appears uncertain due to the uncertainty of the Company’s ability to continue as a going concern. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at December 31, 2002 and 2001.

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

H. Stock Options

The Company has issued various stock options to employees and non-employees, which are considered compensatory. Vesting varies by agreement ranging from 2 to 7 years. The contractual life of outstanding employee stock options at December 31, 2002 is the term of employment of the holder.

A summary of the status of stock options is set forth below:

	Year Ended		Year Ended
	December 31, 2002		December 31, 2001
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,440,021	$0.35	1,390,021	$0.50
Granted	—	$—	1,050,000	$0.17
Exercised	—	$—	—	$—
Forfeited/expired	(1,815,021)	$(0.32)	—	$—

Outstanding, end of period	625,000	$0.43	2,440,021	$0.35

Options exercisable, end of period	625,000	$0.43	1,890,021	$0.34

The following table summarizes information about stock options outstanding at December 31, 2002 and 2001:

Exercise Prices	Options Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at 12/31/02	Weighted Average Exercise Price
$0.250	100,000	1.0 years	$0.250	100,000	$0.250
$0.438	300,000	2.5 years	$0.438	300,000	$0.438
$0.450	200,000	.8 years	$0.450	200,000	$0.450
$1.000	25,000	Term of Employment	$1.000	25,000	$1.000

$0.250 to $1.000	2,440,021		$0.434	1,940,021	$0.434

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

H. Stock Options—continued

Fair values for the stock underlying the stock options consisted of quoted market prices as listed in stock-trading business journals. These fair values were used to determine the compensatory components of the stock options granted during the year ended December 31, 2001.

Compensation costs for options issued to employees will be recognized as an expense over the vesting period of the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. There is no compensation expense to be recorded in subsequent periods as of December 31, 2002.

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

Pro forma disclosures as required by SFAS No. 123 for 2001 are as follows:

Net loss	$(175,241)

Net loss per common share	$(.01)

I. Commitments and Contingencies

Concentration of Credit Risk

The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash and certificates of deposit.

Customer Concentration

For the years ended December 31, 2002 and 2001, revenues from Wal-Mart amounted to approximately 37% and 57% of total revenues, respectively. GE Group Adminstrators represented 31% of revenues in 2002.

Trade accounts receivable included $100,075 and $99,690 relating to Wal-Mart at December 31, 2002 and 2001, respectively. GE Group Adminstrators had a balance in accounts receivable of $88,535 at December 31, 2002.

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

I. Commitments and Contingencies—continued

Litigation

The Company settled litigation filed by the Company against Robert Fortier, its former CEO, President and a director, (Civil File No. 96-184499-00 in the 96th Judicial District Court of Tarrant County, Texas) and a related suit brought by that same person against the Company and its then directors (Civil File No. 00-7127 in the 95th District Court of Dallas County, Texas). This matter was settled in February 2002 at no costs to the Company.

A&G Financial Services, Inc. (“A&G”) filed suit against the Company on June 14, 2001 (Civil File No. 01-4930 in the 103rd District Court of Dallas County, Texas). The Company has filed a cross-action against A&G and a third party claim against Norman Payson and Robert Fortier. The Action arises from the Company’s sale of HPI to A&G. A&G alleges that there were material misrepresentations of assets and liabilities with regard to HPI. The Company denies the allegations and is seeking the $120,000 balance of the purchase price owed from A&G. The ultimate outcome of these claims are unknown.

The Company settled a suit brought by Munger Investments (Civil File No. 01-03424-D in the Dallas County Court at Law No. 4). This matter was settled in March 2002 for the amount the Company had reserved in 2001.

In February 2003, the Company filed a suit against Timothy P. Powell, the Company’s former President and a director and others (Civil No. DV-02-12049-L in the 193rd Judicial District Court of Dallas County, Texas, styled as Electronic Transmission Corporation, Inc. v. Timothy P. Powell, Scott H. Vu and Data Perfection Incorporated d/b/a Data Perfection Inc.). The Company is seeking injunctive relief and damages based on claims that the defendants breached fiduciary duties, misappropriated trade secrets and engaged in a civil conspiracy in connection with obtaining and misusing the Company’s proprietary trade secret information to compete unfairly. Defendants have denied the Company’s claims, and Defendant, Data Perfection counterclaimed, seeking damages alleging that the Company has breached its agreement, committed civil theft by improperly using, without payment, certain computer code allegedly owned by Data Perfection and seeking a declaratory judgment that certain image viewing software and code used by the Company is owned by Data Perfection. The Company has denied these claims and intends to contest Defendants’ counterclaims. The ultimate outcome of these claims is unknown.

Also in February, 2003 the Company filed a civil action to appeal the payday law decision of the Texas Workforce Commission that awarded unpaid wages to Timothy P. Powell, the former President and a director of the Company (Civil File No. 219-00550-03, filed in the 219th Judicial District Court of Collin County, Texas). The amount awarded to Timothy P. Powell in the judgment was approximately $10,000.

J. Supplemental Disclosure of Cash Flow Information

During 2002 and 2001, the Company paid $25,851 and $26,438 for interest, respectively. During 2002 and 2001, the Company made no payments for income taxes.

Non-cash investing and financing activities include the following:

During the year ended December 31, 2001, the Company issued 1,210,500 shares of stock to settle $121,049 of debt to outside parties.

K. Employee Benefit Plan

The Company sponsors a profit sharing plan with a 401(k) feature (the “Plan”) covering substantially all employees. The Plan provides for the Company to make a discretionary profit sharing contribution or a discretionary employer match on employee contributions as determined annually by the Board of Directors. No profit sharing contributions or employer matching contributions were made to the Plan during the years ended December 31, 2002 and 2001.