Form 10QSB
period 2003-03-31
ELECTRONIC TRANSMISSION CORP /DE/
filed 2003-05-15
CIK 1017586

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-22135

ELECTRONIC TRANSMISSION CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of of incorporation or organization)	75-2578619 (I.R.S. Employer Identification No.)

15400 Knoll Trail Drive, Suite 330, Dallas, TX (Address of principal executive offices)	75248 (Zip Code)

(972) 980-0900
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,249,972 shares as of April 9, 2003.
______________________________

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2003

ASSETS

Current assets:

Cash and cash equivalents	$100,740
Accounts receivable, net of allowance for doubtful accounts of $7,331	352,583
Prepaid expenses	29,115

Total current assets	482,438

Property and equipment, net	270,661

Deposits	4,800

$757,889

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$343,326
Current portion of long-term debt	53,857
Capital lease obligations	8,977
Net liabilities of discontinued operations	47,888

Total current liabilities	454,048

Long-term capital lease obligations	6,313
Long-term debt	30,366

Total liabilities	490,727

Commitments and contingencies	-

Stockholders' equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; no shares issued or outstanding	-
Common stock, $0.001 par value, 20,000,000 shares authorized; 16,249,9972 shares issued and outstanding	16,250
Common stock to be issued	334
Additional paid-in capital	9,857,044
Accumulated Deficit	(9,606,456)

Total stockholders' equity	267,172

$757,899
ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31,
	2003	2002

Revenues	$727,590	$822,363

Costs and expenses:
Costs of revenues	407,083	365,502
Selling, general and administrative	357,231	368,433
Common stock issued for services rendered	-	7,560
Depreciation and amortization	30,600	18,357

Total costs and expenses	794,914	759,852

Income (loss) from operations	(67,324)	62,511

Other income (expenses):
Interest expense	(6,154)	(7,998)
Other income	-	20
Legal settlement	-	(5,000)

Total other income (expense)	(6,154)	(12,978)

Net income (loss)	$(73,478)	$49,533

Basic income (loss) per common share	$.00	$.00

Weighted average common shares outstanding	16,249,972	15,466,915

ELECTRONIC TRANSMISSION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,
	2003	2002

Cash Flows from Operations:
Net income (loss)	$73,478	$49,533
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of common stock for services rendered	-	7,560
Change in net assets of discontinued operations	-	47
Depreciation and amortization	30,600	18,357
Changes in operating assets and liabilities:
Accounts receivable	(77,742)	(155,812)
Prepaid expenses	(13,738)	21,830
Accounts payable and accrued expenses	45,836	100,391

Net cash provided by (used in) operating activities	(88,522)	41,906

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,392)	(46,201)

Net cash used in investing activities	(2,392)	(46,201)

Cash Flows from Financing Activities:
Payments on notes payable	(36,815)	(26,456)
Payments on capital leases	(4,926)	(19,039)

Net cash used in financing activities	(41,741)	(45,495)

Net decrease in cash	(132,655)	(49,790)
Cash and cash equivalents, beginning of period	233,395	119,272
Cash and cash equivalents, end of period	$100,740	$69,482

ELECTRONIC TRANSMISSION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements included herein for Electronic Transmission Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim Unaudited financial statements should be read in conjunction with the consolidated financial statements included in the December 31, 2002 Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE 2 - CONSOLIDATION

The financial statements include the accounts of the Company and its wholly owned subsidiary, ETC Administrative Services, Inc., a Texas corporation, which discontinued operations effective December 31, 1998. Significant intercompany accounts and transactions have been eliminated.

NOTE 3 - SUBSEQUENT EVENTS

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

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Results of Operations of the Company

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

Revenues. Revenues consist of two components, medical claims automation and managed care repricing. Medical claims automation revenues totaled $680,994 and $770,888 for the three months ended March 31, 2003 and 2002, respectively. Revenues from managed care repricing totaled $46,596 and $51,475 for the three months ended March 31, 2003 and 2002, respectively. Medical claims automation revenues decreased 11.7% as the result of clients lost during 2002 and decreased activity of existing clients. Managed care repricing revenues decreased (9.5%) primarily as the result of decreased activity of existing clients. The first three month's total revenues of $727,590 are down (13.0%) from the same period in 2002 of $822,363.

Cost of Revenues. Two elements comprise the Cost of Revenues, medical claims automation and managed care repricing. Costs of medical claims automation services totaled $387,563 and $350,547 for the three months ended March 31, 2003 and 2002, respectively. The increase in claims automation services is primarily due to data entry cost and is the result of a large increase in the number of paper claims processed relative to the number of claims received electronically. This increase in paper claims is the result of the addition of GE Administrative Services as a customer in early 2002. Revenue for GE for the quarter was approximately twice the amount from the same period in 2002. Repricing salaries of $19,520 and $14,956 for the three months ended March 31, 2003 and 2002, respectively made up the managed care repricing cost of revenues.

Gross Profit. Gross profit for the three months ended March 31, 2003 was $320,507 as compared to $456,861 for the three months ended March 31, 2002. The gross profit margin for the three months ended March 31, 2003 was 44.1% versus 55.6% for 2002. Gross profit margin decreased due to the increase in data entry cost associated with the volume of paper claims processed relative to the number of electronic claims processed.

Other Expenses. Selling, general and administrative costs decreased to $357,231 (down 3.0%) for the three months ended March 31, 2003, compared to $368,433 for the three months ended March 31. 2002. Selling, general and administrative expenses consisted primarily of personnel costs and benefits, rent, insurance and professional fees. For the three months ended March 31, 2003, total personnel costs and benefits were $220,817 (down 3.3%), total rent costs were $35,633 (up 8.9%), total insurance costs were $4,374 (down 56.5%) and total professional fees were $37,438 (up 13.3%). For the three months ended March 31, 2002, total personnel costs and benefits were $228,338, total rent costs were $32,700, total insurance costs were $10,050 and total professional fees were $33,030. Professional fees increased due to use of outside consultants in the Company's search for a strategic partner or possible acquiring party. The overall decrease in selling, general and administrative cost for the period ended March 31, 2001 is due to management's continued monitoring of operations and controlling cost.

Net Income (Loss.) The Company has a net loss of $73,478 for the three months ended March 31, 2003 compared to net income of $49,533 for 2002. The decrease in net income is the result of the loss of customers in 2002 precipitated by the addition of GE Administrative Services. The addition of this customer required substantial use of the Company's resources and significant restructuring due to the volume of paper claims processed for this customer relative to other customers. The Company continues efforts to leverage technology to reduce costs associated with data entry.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations, working capital needs and capital expenditures principally through private placements of equity securities. At March 31, 2003, the Company had cash and cash equivalents of $100,740, and working capital of $28,390. The Company has historically operated with a deficit in working capital. This seriously restricts the Company's ability to obtain outside capital from traditional sources. In the absence of any unanticipated capital needs, the Company believes its cash flow from operations will provide adequate liquidity. If the Company must obtain additional capital there is no assurance it will be able to do so. The Company is in the process of identifying possible strategic partners and/or acquiring parties in its efforts to seek capital infusions.

Projects to be performed over the next twelve months will attempt to enhance the current software programs used in automating clients by increasing the speed of processing and developing value added services for clients.

The Company continues to review its cost structure and assessing a possible reduction in the fixed cost portion of its infrastructure. The Company intends to increase revenues by expanding its customer base and increase service to existing customers. The Company continues to enhance its productivity through software and work flow improvements. The Company believes that the net proceeds from the existing liquidity sources and the anticipated working capital provided from improved operations, will satisfy its cash requirements for the 2003 fiscal year.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer and President, and the Company's Chief Financial Officer. Based on that evaluation, the Company's Chairman, Chief Executive Officer and President, and Chief Financial Officer concluded that the Company's disclosure control and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President, and the Company's Chief Financial Officer as appropriate, to allow timely decision regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A&G Financial Services, Inc.("A&G") filed suit against the Company on June 14, 2001 (Civil File No. 01-4930 in the 103 rd District Court of Dallas County, Texas). The Company has filed a cross-action against A&G and a third party claim against Norman Payson and Robert Fortier. The Action arises from the Company's sale of HPI to A&G. A&G alleges that there were material misrepresentations of assets and liabilities with regard to HPI. The Company denies the allegations and is seeking the $120,000 balance of the purchase price owed from A&G.

As disclosed in the Company's Form 10-KSB for 2002, in February 2003, the Company filed a suit against Timothy P. Powell, the Company's former President and a director and others (Civil No. DV-02-12049-L in the 193 rd Judicial District Court of Dallas County, Texas, styled as Electronic Transmission Corporation, Inc. v. Timothy P. Powell, Scott H. Vu and Data Perfection Incorporated d/b/a Data Perfection Inc .). The Company is seeking injunctive relief and damages based on claims that the defendants breached fiduciary duties, misappropriated trade secrets and engaged in a civil conspiracy in connection with obtaining and misusing the Company's proprietary trade secret information to compete unfairly. Defendants have denied the Company's claims, and Defendant, Data Perfection counterclaimed, seeking damages alleging that the Company has breached its agreement, committed civil theft by improperly using, without payment, certain computer code allegedly owned by Data Perfection and seeking a declaratory judgment that certain image viewing software and code used by the Company is owned by Data Perfection. The Company has denied these claims and intends to contest Defendants' counterclaims.

As disclosed in the Company's Form 10-KSB for 2002, also in February, 2003 the Company filed a civil action to appeal the payday law decision of the Texas Workforce Commission that awarded unpaid wages to Timothy P. Powell, the former President and a director of the Company (Civil File No. 219-00550-03, filed in the 219 th Judicial District Court of Collin County, Texas). The amount awarded to Timothy P. Powell in the judgment was approximately $10,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC TRANSMISSION CORPORATION

May 15, 2003	By: /s/ Friedrich T. Elliott
Friedrich T. Elliott, President, Chief Financial Officer (Principal Executive/Financial Officer)

May 15, 2003	By: /s/ Scott Stewart
Scott Stewart, Secretary and Director

May 15, 2003	By: /s/ Kenneth Andrew
Kenneth Andrew, Chairman

May 15, 2003	By: /s/ William G. Swinney
William G. Swinney, Interim Controller

CERTIFICATION

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ William G. Swinney
William G. Swinney

Interim Controller